Form 10-Q
period 2021-03-31
Athena Technology Acquisition Corp.
filed 2021-05-24
CIK 1840292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-40209

ATHENA TECHNOLOGY ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-4204953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Townpark Drive, Suite 300

Kennesaw, GA 30144

(Address of principal executive offices)

(970) 924-0446

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, $0.0001 par value, and one-third of one redeemable warrant	ATHN.U	The New York Stock Exchange
Class A Common Stock, $0.0001 par value	ATHN	The New York Stock Exchange
Redeemable Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	ATHN WS	The New York Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of May 17, 2021, there were 25,000,000 shares of Class A common stock, $0.0001 par value, and 8,566,667 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ATHENA TECHNOLOGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

- i -

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ATHENA TECHNOLOGY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Assets:
Cash-current asset	$1,868,053	$—
Prepaid Expenses	542,906	—
Total current assets	2,410,959	—

Deferred offering costs	—	41,739
Cash and securities held in Trust Account	250,001,720	—
Total Assets	$252,412,679	$41,739

Liabilities and Stockholders’ Equity
Accrued offering costs and expenses	$257,855	$5,000
Due to related party	641,041	12,500
Total current liabilities	898,896	17,500
Deferred underwriting fee	8,750,000	—
Warrant liability	10,401,645	—
Total liabilities	20,050,541	17,500

Commitments and Contingencies
Class A Common Stock subject to possible redemption, 22,736,213 and no shares at redemption value, at March 31, 2021 and December 31, 2020, respectively	227,362,131	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 2,963,787 and 0 shares issued and outstanding (excluding 22,736,213 and no shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	296	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 9,816,667 shares issued and outstanding at March 31, 2021 and December 31, 2020 (1)	982	982
Additional paid-in capital	5,766,666	24,018
Accumulated deficit	(767,937)	(761)
Total stockholders’ equity	5,000,007	24,239
Total Liabilities and Stockholders’ Equity	$252,412,679	$41,739

(1)	This number includes up to 1,250,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Formation and operating costs	$58,885
Loss from Operations	(58,885)

Other income:
Interest earned on marketable securities held in Trust Account	1,720
Offering costs allocated to warrants	(566,948)
Change in fair value of warrant liability	(143,063)
Total other income (expense)	(708,291)

Net loss	$(767,176)
Weighted average shares outstanding, redeemable Class A common stock	22,752,829
Basic and diluted net income per share, redeemable Class A common stock	$0.00
Weighted average shares outstanding, non-redeemable Class A and Class B common stock	8,992,369
Basic and diluted net loss per share, non-redeemable Class A and Class B common stock	$(0.09)

The accompanying notes are an integral part of these unaudited financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common stock		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	—	$—	9,816,667	$982	$24,018	$(761)	$24,239
Sale of 25,000,000 Units, net of underwriting discount, offering expenses and fair value of public warrants	25,000,000	2,500	—	—	226,381,992	—	226,384,492
Sale of 700,000 Private Placement Units, net of fair value of private warrants	700,000	70	—	—	6,720,513	—	6,720,583
Net income (loss)	—	—	—	—	—	(767,176)	(767,176)
Common stock subject to possible redemption	(22,736,213)	(2,274)	—	—	(227,359,857)	—	(227,362,131)
Balance as of March 31, 2021	2,963,787	$296	9,816,667	$982	$5,766,666	$(767,937)	$5,000,007

The accompanying notes are an integral part of these unaudited financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(767,176)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,720)
Offering costs allocated to warrants	566,948
Change in fair value of warrant liability	143,063
Changes in operating assets and liabilities:
Prepaid assets	(542,906)
Accrued expenses	9,500
Due to related party	553,550
Net cash used in operating activities	(38,741)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount	245,000,000
Proceeds from sale of Private Placement Units	7,000,000
Payment of offering costs	(93,206)
Net cash provided by financing activities	251,906,794

Net change in cash	1,868,053
Cash, beginning of period	—
Cash, end of the period	$1,868,053

Supplemental disclosure of cash flow information:
Initial classification of common stock subject to possible redemption	$227,542,138
Change in common stock subject to possible redemption	$(180,007)
Initial classification of warrant liability	$10,258,582
Deferred underwriters’ discount payable charged to additional paid-in capital	$8,750,000

The accompanying notes are an integral part of these unaudited financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Athena Technology Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on December 8, 2020. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2021 (the “Effective Date”). On March 19, 2021, the Company consummated the IPO of 25,000,000 units ((the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 4. Each Unit consists of one share of common stock, and one-third of one redeemable warrant to purchase one share of Class A common stock at a price of $11.50 per whole share.

Simultaneously with the closing of the IPO, the Company consummated the sale of 700,000 Private Placement Units (the “Private Placement Warrants”), at a price of $10.00 per Private Placement Unit, in a private placement to Athena Technology Sponsor LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $7,000,000, which is discussed in Note 5.

Transaction costs of the IPO amounted to $14,203,291 consisting of $5,000,000 of underwriting discount, $8,750,000 of deferred underwriting discount, and $453,291 of other offering costs and of which $566,948 were allocated to expense associated with the warrant liability.

Following the closing of the IPO on March 19, 2021, $250,000,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, the proceeds from the IPO and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete an initial Business Combination prior to March 19, 2023 (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within the combination period or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter.

If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to any Founder Shares, Private Placement Shares (as defined in Note 4) and public shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares, Private Placement Shares and public shares they hold in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period, and (iv) vote their Founder Shares, Private Placement Shares and any public shares purchased during or after the IPO in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.9 million in its operating bank account, and working capital of approximately $1.5 million.

The Company’s liquidity needs up to March 19, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 6) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 and offering costs and expenses paid for by related parties (see Note 6). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of March 31, 2021, there were no amounts outstanding under any working capital loan. The Company has a balance due to related parties for reimbursement of offering costs and expenses of approximately $641,000 as of March 31, 2021.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Revision of Previously Issued Financial Statements

In May 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public and Private Placement warrants the Company issued in March 2021, the Company is revising its March 19, 2021 balance sheet included in this Quarterly Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on March 19, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued balance sheet as of March 19, 2021, should be revised because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Impact of the Revision

The impact to the balance sheet dated March 19, 2021, filed on Form 8-K on March 22, 2021 related to the impact of accounting for public and private warrants as liabilities at fair value resulted in a $10.3 million increase to the warrant liabilities line item on March 19, 2021 and offsetting decrease to the Class A common stock subject to redemption mezzanine equity line item. Transaction costs of the IPO of $566,948 were allocated to expense associated with the warrant liability, which is reflected in the change to the accumulated deficit line. There is no change to total stockholders’ equity at any reported balance sheet date.

	As of March 19, 2021
	As Previously Reported	Revision Adjustment	As Revised
Total assets	$252,468,245	$—	$252,468,245
Liabilities and stockholders’ equity:
Total current liabilities	$917,524	$—	$917,524
Stock warrant liabilities	—	10,258,582	10,258,582
Total liabilities	9,667,524	10,258,582	19,926,106
Class A common stock, $0.0001 par value; stock subject to possible redemption	237,800,720	(10,258,582)	227,542,138
Stockholders’ equity
Preference stock - $0.0001 par value	—	—	—
Class A common stock - $0.0001 par value	192	103	295
Class B common stock - $0.0001 par value	982	—	982
Additional paid-in-capital	5,019,815	566,845	5,586,660
Accumulated deficit	(20,988)	(566,948)	(587,936)
Total stockholders’ equity	5,000,001	—	5,000,001
Total liabilities and stockholders’ equity	$252,468,245	$—	$252,468,245

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented

The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 2, Note 4, Note 5 and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. Transaction costs amounted to $14,203,291, of which $566,948 were allocated to expense associated with the warrant liability.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of March 31, 2021 and December 31, 2020.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2021.

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 8,566,666 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

The Company’s statement of operations includes a presentation of income (loss) per share for Redeemable Class A Common Stock in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Redeemable Class A Common Stock is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for Non-Redeemable Class A and Class B Common Stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Redeemable Class A Common Stock, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-Redeemable Class A and Class B Common Stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-Redeemable Class A and Class B Common Stock participates in the income or loss on marketable securities based on non-redeemable common stock shares’ proportionate interest.

Reconciliation of Net Loss per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

Three Months Ended March 31, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest earned on marketable securities held in Trust Account	$1,720
Less: Company portion available to pay taxes	(1,720)
Net income allocable to shares subject to possible redemption	$-
Denominator: Weighted Average Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding	22,752,829
Basic and diluted net income per share	$0.00
Non-Redeemable Class A and Class B Common Stock
Numerator: Net Loss Minus Net Earnings
Net loss	$(767,176)
Less: Income allocable to common stock subject to possible redemption	-
Non-Redeemable Net Loss	$(767,176)
Weighted average shares outstanding, basic and diluted	8,992,369
Basic and diluted net loss per common share	$(0.09)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

Public Units

On March 19, 2021, the Company sold 25,000,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $250,000,000. Each Unit consists of one share of Class A common stock, and one-third of one redeemable warrant to purchase one share of Class A common stock (the “Public Warrants”).

Public Warrants

Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the IPO and 30 days after the completion of the initial Business Combination, provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The warrants will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the initial Business Combination, it will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stocks issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before the Company sends to the notice of redemption to the warrant holders.

In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at a newly issued price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the initial stockholders or their respective affiliates, without taking into account any Founder Shares held by them, as applicable, prior to such issuance), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price.

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 700,000 Private Placement Units at a price of $10.00 per Private Placement Units, for an aggregate purchase price of $7,000,000, in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust. Each Private Placement Unit consists of one share of Class A common stock (the “Private Placement Shares”) and one-third of one warrant (the “Private Placement Warrants”).

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Public Units sold in the IPO.

Note 6 — Related Party Transactions

Founder Shares

On December 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 9,816,667 shares of Class B common stock, par value $0.0001 (the “Founder Shares”). Up to 1,250,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On May 3, 2021, the underwriters’ over-allotment option expired, not having been exercised, and accordingly, the 1,250,000 Founder Shares were forfeited (see Note 10).

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares (i) with respect to 25% of such shares, until consummation of the initial Business Combination, (ii) with respect to 25% of the Founder Shares, until the closing price of the Company’s Class A common stock exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination, (iii) with respect to 25% of the Founder Shares, until the closing price of the Company’s Class A common stock exceeds $13.50 for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination, and (iv) with respect to 25% of the Founder Shares, until the closing price of the Company’s Class A common stock exceeds $17.00 for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination or earlier, in any case, if, following a Business Combination, the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock-up”). Any permitted transferees would be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares. Notwithstanding the foregoing, in connection with an initial Business Combination, the initial holders may transfer, assign or sell their Founder Shares with the Company’s consent to any person or entity that agrees in writing to be bound by the Lock-up.

Due to Related Party

Commencing on the date the securities of the Company were first listed on the New York Stock Exchange, the Company will pay its Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. A total of $4,516 has been accrued as of March 31, 2021.

As of March 31, 2021, the company also owed the Sponsor, and certain affiliates of the Sponsor, $636,525 for deferred offering costs and other expenses paid on behalf of the Company.

Promissory Note — Related Party

On January 8, 2021, Company issued an unsecured promissory note to the Sponsor for an aggregate of up to $300,000 to cover expenses related to the IPO. This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. The Company did not draw down any amounts under the promissory note. The Sponsor and certain affiliates of the Sponsor have instead made payments for offering costs and expenses on behalf of the Company which is recorded as due to related party.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest-bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, it would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. Except as set forth above, the terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At March 31, 2021, no Working Capital Loans were outstanding.

Note 7 — Commitments and Contingencies

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Units (including securities contained therein), which will be issued in a private placement simultaneously with the closing of the IPO and the shares of Class A common stock underlying such Private Placement Units and (iii) Private Placement Units that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement that were signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from March 19, 2021 to purchase up to an additional 3,750,000 units to cover over-allotments, if any. The underwriters have not exercised their option, which expired on May 3, 2021.

On March 19, 2021, the Company paid an underwriting discount of $5,000,000. Additionally, the underwriters are entitled to deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $8,750,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were 2,963,787 and 0 shares issued and outstanding, excluding 22,736,213 and no shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. At March 31, 2021 and December 31, 2020, there were 9,816,667 shares of Class B common stock issued and outstanding. Of the 9,816,667 shares of Class B common stock, an aggregate of up to 1,250,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part. On May 3, 2021, the underwriters’ over-allotment option expired not exercised, and accordingly, the 1,250,000 shares were forfeited (see Note 10).

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as required by law. Unless specified in the Company’s amended and restated certificate of incorporation, or as required by applicable provisions of the DGCL or applicable stock exchange rules, the affirmative vote of a majority of the Company’s shares of common stock that are voted is required to approve any such matter voted on by its stockholders.

The Class B common stock will automatically convert into Class A common stock upon the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 25% of the sum of the total number of all shares of common stock outstanding (including the Private Placement Shares) upon completion of the IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination, any Private Placement Units and their underlying securities issued to the Sponsor or its affiliates upon conversion of the Working Capital Loans made to the Company).

Note 9 — Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1 —	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$250,001,720	$250,001,720	$-	$-
Liabilities:
Public Warrants Liability	$10,118,332	$-	$-	$10,118,332
Private Placement Warrants Liability	283,313	-	-	283,313
	$10,401,645	$-	$-	$10,401,645

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on March 19, 2021, the date of the Company’s Initial Public Offering, and as of March 31, 2021, using a Monte Carlo simulation model. The Warrants were classified as Level 3 at the initial measurement date, and at March 31, 2021, due to the use of unobservable inputs.

The following table presents the changes Level 3 liabilities for the three months ended March 31, 2021:

Fair Value at January 1, 2021	$-
Initial fair value of public and private warrants	10,258,582
Change in fair value of public and private warrants	143,063
Fair Value at March 31, 2021	$10,401,645

The key inputs into the Monte Carlo simulation as of March 19, 2021 and March 31, 2021 were as follows:

	(Initial Measurement)
Inputs	March 19, 2021	March 31, 2021
Risk-free interest rate	1.38%	1.40%
Expected term remaining (years)	6.41	6.38
Expected volatility	25.0%	25.0%
Stock price	$10.00	$10.00

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On May 3, 2021, the underwriters’ over-allotment option to purchase up to 3,750,000 additional units expired, having not been exercised, and accordingly, 1,250,000 shares of Class B common stock were forfeited by the Company’s initial stockholders for no consideration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “our,” “us” or the “Company” refer to Athena Technology Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Athena Technology Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s described in our final prospectus relating to the Initial Public Offering dated March 16, 2021 filed on March 18, 2021 (the “Prospectus”) with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on December 8, 2020, as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (“Initial Public Offering”) and our private placement of private placement units, any proceeds from the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of this offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Our sponsor is Athena Technology Sponsor LLC, a Delaware limited liability company. The registration statement for our Initial Public Offering was declared effective on March 16, 2021. On March 19, 2021, we consummated our Initial Public Offering of 25,000,000 units (the “Units”), with each Unit consisting of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), and one-third of one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $250,000,000.

Simultaneously with the closing of the Initial Public Offering, pursuant to the Placement Units Purchase Agreement, the Company completed the private sale of an aggregate of 700,000 units (the “Private Placement Units”) to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of approximately $7,000,000. The Private Placement Units are identical to the Units sold in the Initial Public Offering, except as otherwise disclosed in the Prospectus. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

A total of $250,000,000, comprised of $245,000,000 of the proceeds from the Initial Public Offering (which amount includes $8,750,000 of deferred underwriting commissions) and $5,000,000 of the proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes (less up to $100,000 interest to pay dissolution expenses, if any), the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of the Company’s public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (a) to modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 24 months from the closing of the Initial Public Offering or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of 100% of the Company’s public shares if the Company has not completed its initial business combination within 24 months from the closing of the Initial Public Offering, subject to applicable law.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination.

We will have only 24 months from the closing of our Initial Public Offering to complete an initial business combination (the “Combination Period”). However, if we are unable to complete the initial business combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Recent Developments

On April 12, 2021, the Staff of the Securities and Exchange Commission (“SEC”) released the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of its IPO in March 2021.

The Warrants were classified as equity in the Company’s previously issued audited balance sheet as of February, 2021. In light of the Statement and guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, in particular as applicable to certain provisions in the Warrants related to tender or exchange offer provisions as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, the Company evaluated the terms of the Warrant Agreement entered into in connection with the Company’s IPO and concluded that the Company’s Warrants include provisions that, based on ASC 815-40, preclude the Warrants from being classified as components of equity. The Warrants are not eligible for an exception from derivative accounting, and therefore should be classified as a liability measured at fair value, with changes in fair value reported each period in earnings.

Results of Operations

For the three months ended March 31, 2021, we had a net loss of $767,176, which included a loss from operations of $58,885, offering cost expense allocated to warrants of $566,948, a loss from the change in fair value of warrant liabilities of $143,063, and partially offset by $1,720 of interest earned on the trust account. Our business activities from inception to March 31, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.9 million in its operating bank account, and working capital of approximately $1.5 million.

Our liquidity needs up to March 19, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 and offering costs and expenses paid for by related parties. Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of March 31, 2021, there were no amounts outstanding under any working capital loan. We have a balance due to related parties for reimbursement of offering costs and expenses of approximately $641,000 as of March 31, 2021.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative support services. We began incurring these fees on March 19, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,750,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

The initial stockholders and holders of the Private Placement Units will be entitled to registration rights pursuant to a registration rights agreement. The initial stockholders and holders of the Private Placement Units will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Warrants Liability

We evaluated the Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. Transaction costs amounted to $14,203,291, of which $566,948 were allocated to expense associated with the warrant liability.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 8,566,666 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, under the supervision of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon this evaluation, and in light of the material weakness in internal controls described below, our Certifying Officers concluded that, solely due to the reclassification of the Warrants as described in this 10-Q, a material weakness existing and our disclosure controls and procedures were not effective as of March 31, 2021.

Our internal control over financial reporting did not result in the proper accounting classification of the Warrants we issued in March 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in March 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on March 31, 2021 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in described in our final prospectus relating to the Initial Public Offering dated March 16, 2021 filed with the SEC on March 18, 2021 (the “Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The Accounting Treatment of our Warrants could have a material impact on, and could significantly increase the volatility of, our reported operating results, even though there is no related liquidity, cash flow or revenue impact to us.

Because our outstanding Warrants will be classified as a liability, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change. As such, when our stock price increases, the fair value of the Warrant liability would increase, and we would be required to recognize an expense associated with this change in fair value. Similarly, when our stock price decreases, the fair value of the Warrant liability would decrease, and we would be required to recognize a gain associated with this change in fair value. This accounting treatment could have a material impact on, and could significantly increase the volatility of, our reported operating results, even though there is no related liquidity, cash flow or revenue impact to us.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 19, 2021, we consummated the Initial Public Offering of 25,000,000 Units at $10.00 per Unit, generating gross proceeds to the Company of $250,000,000. Citigroup Global Markets Inc. acted as sole bookrunner and representative of the underwriters and CastleOak Securities, L.P. and Siebert Williams Shank & Co., LLC acted as co-managers of the offering. The Company granted the underwriters a 45 day option to purchase up to 3,750,000 additional units at the initial public offering price to cover over-allotments, if any. The option was not exercised and our Sponsor returned to us 1,250,000 shares of Class B common stock for no consideration, which shares were canceled.

The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-252812). The Securities and Exchange Commission declared the registration statement effective on March 16, 2021.

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement an aggregate of 700,000 Private Placement Units to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of approximately $7,000,000. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Units are identical to the Units sold in the Initial Public Offering, except that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of the warrants included in the Private Placement Units) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our Initial Business Combination and (iii) they may be exercised by the holders on a cashless basis.

We paid a total of approximately $7,000,000 in underwriting discounts and commission and for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer up to $8,750,000 in underwriting discounts and commissions.

Of the gross proceeds received from the Initial Public Offering including the proceeds from the sale of the Private Placement Units, $250,000,000, comprised of $245,000,000 of the proceeds from the Initial Public Offering (which amount includes $8,750,000 of the underwriters’ deferred underwriting commissions) and $5,000,000 of the proceeds of the sale of the Private Placement Units, was placed in the Trust Account and shall be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders. For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit	Incorporation By Reference
1.1	Underwriting Agreement, dated March 16, 2021, by and between the Company and Citigroup Global Market Inc. as representative of the several underwriters.	Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 22, 2021 (File No. 001-40209) and incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 22, 2021 (File No. 001-40209) and incorporated herein by reference.
3.2	Bylaws	Filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed on February 5, 2021 (File No. 333-252812) and incorporated herein by reference.
4.1	Specimen Unit Certificate	Filed as Exhibit 4.1 to the Company’s Second Amendment to Registration Statement on Form S-1 filed on February 23, 2021 (File No. 333-252812) and incorporated herein by reference.
4.2	Specimen Class A Common Stock Certificate	Filed as Exhibit 4.2 to the Company’s Second Amendment to Registration Statement on Form S-1 filed on February 23, 2021 (File No. 333-252812) and incorporated herein by reference.
4.3	Specimen Warrant Certificate	Filed as Exhibit 4.3 to the Company’s Second Amendment to Registration Statement on Form S-1 filed on February 23, 2021 (File No. 333-252812) and incorporated herein by reference.
4.4	Warrant Agreement, dated March 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 22, 2021 (File No. 001-40209) and incorporated herein by reference.
10.1	Letter Agreement, dated March 16, 2021, by and among the Company, the Sponsor and its officers and directors.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2021 (File No. 001-40209) and incorporated herein by reference.
10.2	Investment Management Trust Agreement, dated March 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 22, 2021 (File No. 001-40209) and incorporated herein by reference.
10.3	Registration Rights Agreement, dated March 16, 2021, by and between the Company and the Sponsor.	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 22, 2021 (File No. 001-40209) and incorporated herein by reference.
10.4	Administrative Support Agreement, dated March 16, 2021, by and between the Company and the Sponsor.	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 22, 2021 (File No. 001-40209) and incorporated herein by reference.
10.5	Private Placement Units Purchase Agreement, dated March 16, 2021, by and between the Company and the Sponsor.	Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 22, 2021 (File No. 001-40209) and incorporated herein by reference.
10.6	Promissory Note issued to Athena Technology Sponsor LLC.	Filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on February 5, 2021 (File No. 333-252812) and incorporated herein by reference.
10.7	Amended and Restated Securities Subscription Agreement between the Registrant and Athena Technology Sponsor LLC	Filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on February 5, 2021 (File No. 333-252812) and incorporated herein by reference.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA TECHNOLOGY ACQUISITION CORP.

Date: May 24, 2021	By:	/s/ Phyllis W. Newhouse
	Name:	Phyllis W. Newhouse
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Grace Vandecruze
	Name:	Grace Vandecruze
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)