Form 10-Q
period 2021-06-30
Athena Technology Acquisition Corp.
filed 2021-08-13
CIK 1840292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2021, there were 25,700,000 shares of Class A common stock, $0.0001 par value, and 8,566,667 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ATHENA TECHNOLOGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ATHENA TECHNOLOGY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Cash	$1,696,487	$—
Prepaid Expenses	289,572	—
Total current assets	1,986,059	—
Deferred offering costs	—	41,739
Other non-current assets	179,379
Marketable securities held in Trust Account	250,010,656	—
Total Assets	$252,176,094	$41,739

Liabilities and Stockholders’ Equity
Accrued offering costs and expenses	$1,952,945	$5,000
Due to related party	638,948	12,500
Total current liabilities	2,591,893	17,500
Deferred underwriting fee	8,750,000	—
Warrant liability	7,453,000	—
Total liabilities	18,794,893	17,500

Commitments and Contingencies
Class A Common Stock subject to possible redemption, 22,838,120 and no shares at redemption value, at June 30, 2021 and December 31, 2020, respectively	228,381,200	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 2,861,880 and 0 shares issued and outstanding (excluding 22,838,120 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	286	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,566,667 and 9,816,667 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	857	982
Additional paid-in capital	4,747,731	24,018
Accumulated deficit	251,127	(761)
Total stockholders’ equity	5,000,001	24,239
Total Liabilities and Stockholders’ Equity	$252,176,094	$41,739

The accompanying notes are an integral part of these unaudited financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Three months ended June 30, 2021	Six months ended June 30, 2021
Formation and operating costs	$1,938,517	$1,997,402
Loss from Operations	(1,938,517)	(1,997,402)

Other income (expense):
Interest income on marketable securities held in Trust Account	8,936	10,656
Offering costs allocated to warrants	—	(566,948)
Change in fair value of warrant liability	2,948,645	2,805,582
Total other expense	2,957,581	2,249,290

Net income	$1,019,064	$251,888

Weighted average shares outstanding, Class A common stock	22,987,181	22,738,853
Basic and diluted net income per share, Class A common stock	$-	$-
Weighted average shares outstanding, non-redeemable Class A and Class B common stock	11,529,334	10,267,860
Basic and diluted net income per share, non-redeemable Class A and Class B common stock	$0.09	0.02

The accompanying notes are an integral part of these unaudited financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common stock		Common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	—	$—	9,816,667	$982	$24,018	$(761)	$24,239
Sale of 25,000,000 Units, net of underwriting discount, offering expenses and fair value of public warrants	25,000,000	2,500	—	—	226,381,992	—	226,384,492
Sale of 700,000 Private Placement Units, net of fair value of private warrants	700,000	70	—	—	6,720,513	—	6,720,583
Net loss	—	—	—	—	—	(767,176)	(767,176)
Common stock subject to possible redemption	(22,736,213)	(2,274)	—	—	(227,359,857)	—	(227,362,131)
Balance as of March 31, 2021	2,963,787	$296	9,816,667	$982	$5,766,666	$(767,937)	$5,000,007
Forfeiture of Class B common stock held by initial stockholders	—	—	(1,250,000)	(125)	125	—	—
Net income	—	—	—	—	—	1,019,064	1,019,064
Change in value of common stock subject to possible redemption	(101,907)	(10)	—	—	(1,019,060)	—	(1,019,070)
Balance as of June 30, 2021	2,861,880	$286	8,566,667	$857	$4,747,731	$251,127	$5,000,001

The accompanying notes are an integral part of these unaudited financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net income	$251,888
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(10,656)
Offering costs allocated to warrants	566,948
Change in fair value of warrant liability	(2,805,582)
Changes in operating assets and liabilities:
Prepaid assets	(289,572)
Other non-current assets	(179,379)
Accrued expenses	1,704,589
Due to related party	582,823
Net cash used in operating activities	(178,941)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount	245,000,000
Proceeds from sale of Private Placement Units	7,000,000
Payment of offering costs	(124,572)
Net cash provided by financing activities	251,875,428

Net change in cash	1,696,487
Cash, beginning of period	—
Cash, end of the period	$1,696,487

Supplemental disclosure of cash flow information:
Initial classification of common stock subject to possible redemption	$227,542,138
Change in common stock subject to possible redemption	$839,062
Initial classification of warrant liability	$10,258,582
Deferred underwriters’ discount payable charged to additional paid-in capital	$8,750,000

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2021 (the “Effective Date”). On March 19, 2021, the Company consummated the IPO of 25,000,000 units ((the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250,000,000, which is discussed in Note 3. Each Unit consists of one share of common stock, and one-third of one redeemable warrant to purchase one share of Class A common stock at a price of $11.50 per whole share.

Simultaneously with the closing of the IPO, the Company consummated the sale of 700,000 Private Placement Units (the “Private Placement Warrants”), at a price of $10.00 per Private Placement Unit, in a private placement to Athena Technology Sponsor LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $7,000,000, which is discussed in Note 4.

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

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to any Founder Shares, Private Placement Shares (as defined in Note 3) and public shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares, Private Placement Shares and public shares they hold in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period, and (iv) vote their Founder Shares, Private Placement Shares and any public shares purchased during or after the IPO in favor of the initial Business Combination.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.7 million in its operating bank account, and a working capital deficit of approximately $0.6 million, which includes approximately $1.6 million of accrued professional fees not due to be paid until the consummation of the merger (see Note 9).

The Company’s liquidity needs up to March 19, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 and offering costs and expenses paid for by related parties (see Note 5). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of June 30, 2021, there were no amounts outstanding under any working capital loan. The Company has a balance due to related parties for reimbursement of offering costs and expenses of approximately $639,000 as of June 30, 2021.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented

The interim results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 3, Note 4 and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of June 30, 2021 and December 31, 2020.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the six months ended June 30, 2021.

Net Income Per Common Share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

The Company’s statement of operations includes a presentation of income per share for Redeemable Class A Common Stock in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Redeemable Class A Common Stock is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net income per share, basic and diluted, for Non-Redeemable Class A and Class B Common Stock is calculated by dividing the net income, adjusted for income or loss on marketable securities attributable to Redeemable Class A Common Stock, by the weighted average number of non-redeemable common stock outstanding for the period. Non-Redeemable Class A and Class B Common Stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-Redeemable Class A and Class B Common Stock participates in the income or loss on marketable securities based on non-redeemable common stock shares’ proportionate interest.

Reconciliation of Net Income per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest earned on marketable securities held in Trust Account	$8,936	$10,656
Less: Company portion available to pay taxes	(8,936)	(10,656)
Net income allocable to shares subject to possible redemption	$-	$-
Denominator: Weighted Average Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding	22,987,181	22,738,853
Basic and diluted net income per share	$-	$-
Non-Redeemable Class A and Class B Common Stock
Numerator: Net Income Minus Net Earnings
Net income	$1,019,064	$251,888
Less: Income allocable to common stock subject to possible redemption	-	-
Non-Redeemable Net Income	$1,019,064	$251,888
Weighted average shares outstanding, basic and diluted	11,529,334	10,267,860
Basic and diluted net income per common share	$0.09	$0.02

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

Note 3 — Initial Public Offering

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

Note 4 — Private Placement

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

Note 5 — Related Party Transactions

Founder Shares

On December 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 9,816,667 shares of Class B common stock, par value $0.0001 (the “Founder Shares”). Up to 1,250,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On May 3, 2021, the underwriters’ over-allotment option expired, not having been exercised, and accordingly, the 1,250,000 Founder Shares were forfeited (see Note 9).

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

Due to Related Party

Commencing on the date the securities of the Company were first listed on the New York Stock Exchange, the Company will pay its Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. A total of $34,516 has been accrued as of June 30, 2021.

As of June 30, 2021, the company also owed the Sponsor, and certain affiliates of the Sponsor, $604,432 for deferred offering costs and other expenses paid on behalf of the Company.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest-bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, it would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. Except as set forth above, the terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At June 30, 2021, no Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were 2,861,880 and 0 shares issued and outstanding, excluding 22,838,120 and no shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. At June 30, 2021 and December 31, 2020, there were 8,566,667 and 9,816,667 shares of Class B common stock issued and outstanding, respectively. Of the 9,816,667 shares of Class B common stock outstanding at December 31, 2020, an aggregate of up to 1,250,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part. On May 3, 2021, the underwriters’ over-allotment option expired not exercised, and accordingly, the 1,250,000 shares were forfeited.

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

Note 8 — Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$250,010,656	$250,010,656	$-	$-
Liabilities:
Public Warrants Liability	$7,250,000	$7,250,000	$-	$-
Private Placement Warrants Liability	203,000	-	203,000	-
	$7,453,000	$7,250,000	$203,000	$-

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on March 19, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. The Warrants were classified as Level 3 at the initial measurement date, due to the use of unobservable inputs. As of June 30, 2021, the Public Warrants were classified as Level 1 due to use of the observed trading price of the separated Public Warrants, and the Private Warrants were classified as Level 2 due to the use of observed price of the Public Warrants which are considered similar liabilities for fair value measurement.

The following table presents the changes Level 3 liabilities for the six months ended June 30, 2021:

Fair Value at January 1, 2021	$-
Initial fair value of public and private warrants	10,258,582
Change in fair value of public and private warrants	(2,805,582)
Transfer of public warrants to Level 1	(7,250,000)
Transfer of private warrants to Level 2	(203,000)
Fair Value at June 30, 2021	$-

The key inputs into the Monte Carlo simulation as of March 19, 2021 were as follows:

(Initial Measurement)
Inputs	March 19, 2021
Risk-free interest rate	1.38%
Expected term remaining (years)	6.41
Expected volatility	25.0%
Stock price	$10.00

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Merger Agreement

On July 7, 2021, the Company entered into a definitive agreement for a business combination with Heliogen, Inc. (“Heliogen”) a leading provider of AI-enabled concentrated solar power. Following the business combination, the Company expects to be renamed “Heliogen, Inc.” and will remain listed on the New York Stock Exchange under the new ticker symbol “HLGN”.

The business combination is structured as a statutory merger of the Company and Heliogen, with Heliogen surviving the merger as a wholly owned subsidiary of the Company. All of Heliogen’s stockholders are expected to rollover their equity into the combined company and to receive shares of the Company’s Class A common stock at closing as consideration.

The transaction is anticipated to generate gross proceeds of up to approximately $415 million of cash, assuming no redemptions by the Company’s public stockholders. The proceeds are expected to be used to scale heliostat manufacturing, to support research and development efforts on next generation heliostat technology, to support global project development, and to fund the balance sheet. These gross proceeds include investor commitments to purchase up to $165 million in shares of stock in the Company at $10.00 per share through a private investment in public equity (a “PIPE”), subject to satisfaction of customary closing conditions. Assuming no redemptions by Company’s public stockholders and including anticipated proceeds from the PIPE, the Company estimates an initial pro forma implied enterprise value of the combined company immediately after closing of the business combination of approximately $2.0 billion.

Completion of the proposed transaction is subject to customary closing conditions, including the approval of the Company’s and Heliogen’s respective stockholders and regulatory approvals, and is expected to occur in the fourth calendar quarter of 2021.

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

Recent Developments

On July 7, 2021, the Company entered into a definitive agreement for a business combination with Heliogen, Inc. (“Heliogen”) a leading provider of AI-enabled concentrated solar power. Following the business combination, the Company expects to be renamed “Heliogen, Inc.” and will remain listed on the New York Stock Exchange under the new ticker symbol “HLGN”.

The business combination is structured as a statutory merger of the Company and Heliogen, with Heliogen surviving the merger as a wholly owned subsidiary of the Company. All of Heliogen’s stockholders are expected to rollover their equity into the combined company and to receive shares of the Company’s Class A common stock at closing as consideration.

The transaction is anticipated to generate gross proceeds of up to approximately $415 million of cash, assuming no redemptions by the Company’s public stockholders. The proceeds are expected to be used to scale heliostat manufacturing, to support research and development efforts on next generation heliostat technology, to support global project development, and to fund the balance sheet. These gross proceeds include investor commitments to purchase up to $165 million in shares of stock in the Company at $10.00 per share through a private investment in public equity (a “PIPE”), subject to satisfaction of customary closing conditions. Assuming no redemptions by Company’s public stockholders and including anticipated proceeds from the PIPE, the Company estimates an initial pro forma implied enterprise value of the combined company immediately after closing of the business combination of approximately $2.0 billion.

Completion of the proposed transaction is subject to customary closing conditions, including the approval of the Company’s and Heliogen’s respective stockholders and regulatory approvals, and is expected to occur in the fourth calendar quarter of 2021.

Results of Operations

For the six months ended June 30, 2021, we had a net income of $251,888, which included a loss from operations of $2.0 million, offering cost expense allocated to warrants of $566,948, fully offset by a gain from the change in fair value of warrant liabilities of $2.8 million, and $10,656 of interest earned on the trust account. Our business activities from inception to June 30, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination. Our operating costs include approximately $1.6 million of professional fees relating to the anticipated merger.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.7 million in its operating bank account, and negative working capital of approximately $0.6 million, which includes approximately $1.6 million of accrued professional fees not due to be paid until the consummation of the merger.

Our liquidity needs up to March 19, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 and offering costs and expenses paid for by related parties. Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of June 30, 2021, there were no amounts outstanding under any working capital loan. We have a balance due to related parties for reimbursement of offering costs and expenses of approximately $639,000 as of June 30, 2021.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

 Net income Per Common Share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, under the supervision of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon this evaluation, and in light of the material weakness in internal controls described below, our Certifying Officers concluded that, solely due to the reclassification of the Warrants as described in this 10-Q, a material weakness existing and our disclosure controls and procedures were not effective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on June 30, 2021 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are no assurances that we will consummate our recently announced business combination with Heliogen, Inc.

On July 7, 2021, we announced that we executed a Business Combination Agreement, dated as of July 6, 2021, with Heliogen, Inc., a Delaware corporation (“Heliogen”), and the other parties thereto (the “Business Combination Agreement” and such business combination contemplated thereby, the “Business Combination”). The consummation of the Business Combination is subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the effectiveness of a registration statement on Form S-4 with respect to the shares of Class A common stock of the Company to be issued in the Business Combination, the shares of Class A common stock of the Company being listed on the New York Stock Exchange as of the Closing Date, and the Company having an aggregate amount of cash and cash equivalents available from any sources of not less than $150,000,000. There are no assurances that all the conditions to the Business Combination will be satisfied or satisfied within the time frames required un the Business Combination Agreement or otherwise expected. If the conditions to the Business Combination are not met (and, to extent waivable, are not waived), then, subject to the terms and conditions of the Business Combination Agreement, either the Company or Heliogen may terminate the Business Combination Agreement. The Company has until March 16, 2023 to complete a business combination, unless we amend our certificate of incorporation again to further extend the time that we have to consummate a business combination. If we are unable to complete the Business Combination, we may incur significant expenses and costs for which we may not be entitled to reimbursement. In addition, if we do not complete an initial business combination by the applicable deadline, our public stockholders may receive only approximately $10.00 per share on the liquidation of the Trust Account (or less than $10.00 per share in certain circumstances where a third-party brings a claim against us that our Sponsor is unable to indemnify us) and our warrants will expire worthless.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit	Incorporation By Reference
2.1†	Business Combination Agreement, dated as of July 6, 2021, by and among Athena Technology Acquisition Corp., Heliogen, Inc. and HelioMax Merger Sub, Inc.	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 7, 2021 (File No. 001-40209) and incorporated herein by reference.
10.1*	Sponsor Support Agreement, dated as of July 6, 2021, by and among Athena Technology Acquisition Corp., Heliogen, Inc. and Athena Technology Sponsor LLC.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2021 (File No. 001-40209) and incorporated herein by reference.
10.2*	Stockholder Support Agreement, dated as of July 6, 2021, by and among Athena Technology Acquisition Corp. and certain stockholders of Heliogen, Inc.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2021 (File No. 001-40209) and incorporated herein by reference.
10.3	Form of Subscription Agreement	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 7, 2021 (File No. 001-40209) and incorporated herein by reference.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA TECHNOLOGY ACQUISITION CORP.

Date: August 13, 2021	By:	/s/ Phyllis W. Newhouse
	Name:	Phyllis W. Newhouse
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Grace Vandecruze
	Name:	Grace Vandecruze
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)