Form 10-Q
period 2021-09-30
Athena Technology Acquisition Corp.
filed 2021-11-15
CIK 1840292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 12, 2021, there were 25,700,000 shares of Class A common stock, $0.0001 par value, and 8,566,667 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ATHENA TECHNOLOGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ATHENA TECHNOLOGY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Cash	$176,725	$—
Prepaid expenses	283,708	—
Total current assets	460,433	—
Deferred offering costs	—	41,739
Marketable securities held in Trust Account	250,013,873	—
Other non-current assets	110,473
Total Assets	$250,584,779	$41,739

Liabilities and Stockholders’ Equity (Deficit)
Accrued offering costs and expenses	$2,502,189	$5,000
Due to related party	64,516	12,500
Total current liabilities	2,566,705	17,500
Deferred underwriting fee	8,750,000	—
Warrant liability	11,650,665	—
Total liabilities	22,967,370	17,500

Commitments and Contingencies
Class A Common Stock subject to possible redemption, 25,000,000 and no shares at redemption value, at September 30, 2021 and December 31, 2020, respectively	250,000,000	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 700,000 and 0 shares issued and outstanding (excluding 25,000,000 and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	70	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,566,667 and 9,816,667 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	857	982
Additional paid-in capital	—	24,018
Accumulated deficit	(22,383,518)	(761)
Total stockholders’ equity (deficit)	(22,382,591)	24,239
Total Liabilities and Stockholders’ Equity (Deficit)	$250,584,779	$41,739

The accompanying notes are an integral part of these unaudited financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Formation and operating costs	$1,569,345	$3,566,747
Loss from Operations	(1,569,345)	(3,566,747)

Other income (expense):
Interest income on marketable securities held in Trust Account	3,217	13,873
Offering costs allocated to warrants	—	(566,948)
Change in fair value of warrant liability	(4,197,665)	(1,392,083)
Total other expense	(4,194,448)	(1,945,158)

Net loss	$(5,763,793)	$(5,511,905)

Weighted average shares outstanding, Class A common stock	25,700,000	18,357,143
Basic and diluted net loss per share, Class A common stock	$(0.17)	$(0.20)
Weighted average shares outstanding, Class B common stock	8,566,667	8,566,667
Basic and diluted net loss per share, Class B common stock	$(0.17)	$(0.20)

The accompanying notes are an integral part of these unaudited financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total Stockholders’
	Common stock		Common stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	—	$—	9,816,667	$982	$24,018	$(761)	$24,239
Sale of 25,000,000 Units, net of underwriting discount, offering expenses and fair value of public warrants	25,000,000	2,500	—	—	226,381,992	—	226,384,492
Sale of 700,000 Private Placement Units, net of fair value of private warrants	700,000	70	—	—	6,720,513	—	6,720,583
Net loss	—	—	—	—	—	(767,176)	(767,176)
Common stock subject to possible redemption	(25,000,000)	(2,500)	—	—	(233,126,523)	(16,870,977)	(250,000,000)
Balance as of March 31, 2021 (restated)	700,000	70	9,816,667	982	—	(17,638,914)	(17,637,862)
Forfeiture of Class B common stock held by initial stockholders	—	—	(1,250,000)	(125)	—	125	—
Net income	—	—	—	—	—	1,019,064	1,019,064

Balance as of June 30, 2021 (restated)	700,000	70	8,566,667	857	—	(16,619,725)	(16,618,798)
Net loss	—	—	—	—	—	(5,763,793)	(5,763,793)

Balance as of September 30, 2021	700,000	$70	8,566,667	$857	—	$(22,383,518)	$(22,382,591)

The accompanying notes are an integral part of these unaudited financial statements.

ATHENA TECHNOLOGY ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(5,511,905)
Adjustments to reconcile net income to net cash used in operating activities:
Interest on marketable securities held in Trust Account	(13,873)
Offering costs allocated to warrants	566,948
Change in fair value of warrant liability	1,392,083
Changes in operating assets and liabilities:
Prepaid expenses	(283,708)
Other non-current assets	(110,473)
Accrued offering costs and expenses	2,502,189
Due to related party	8,391
Net cash used in operating activities	(1,450,348)

Cash Flows from investing activities:
Investment of cash in Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount	245,000,000
Proceeds from sale of Private Placement Units	7,000,000
Payment of offering costs	(372,927)
Net cash provided by financing activities	251,627,073

Net change in cash	176,725
Cash, beginning of period	—
Cash, end of the period	$176,725

Supplemental disclosure of cash flow information:
Initial classification of common stock subject to possible redemption	$250,000,000
Change in common stock subject to possible redemption	$13,873
Initial classification of warrant liability	$10,258,582
Deferred underwriters’ discount payable charged to additional paid-in capital	$8,750,000

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

In connection with the execution of the definitive business combination agreement, the Company entered into subscription agreements, dated on or about July 6, 2021 (the “Subscription Agreements”), with certain investors, pursuant to which such investors have agreed to purchase an aggregate of 16,500,000 shares of common stock, for a purchase price of $10.00 per share, for an aggregate purchase price of $165,000,000, to be issued immediately prior to and conditioned upon the effectiveness of the consummation of the business combination. The obligations of each party to consummate the transactions pursuant to the Subscription Agreements are conditioned upon, among other things, customary closing conditions and the consummation of the business combination.

On August 30, 2021, the Company received a litigation demand letter (the “Class Vote Demand”) on behalf of Athena stockholder FWD LKNG GDD Irrevocable Trust. The Demand alleges that the Company violated Section 242(b)(2) of the Delaware General Corporation Law by not requiring separate class votes for holders of the Company’s Class A and Class B Common Stock in connection with the Company’s proposed transaction with Heliogen, Inc (“Heliogen”). According to the Class Vote Demand, a class vote is required under Section 242(b)(2) because consideration to the stockholders of Heliogen will be paid in newly issued Common Stock, following elimination of the Class B Common Stock. While such separate class vote is not required pursuant to Section 242(b)(2) of the DGCL, the Company has concluded that such separate class vote is advisable to prevent disruption to the proposed transaction with Heliogen, and to avoid the delay and expense of potential litigation and will amend its Form S-4 Registration Statement to reflect that change. Management believes that the ultimate outcome of the litigation demand will not have a material effect on these Financial Statements.

Liquidity and Going Concern Consideration

As of September 30, 2021, the Company had approximately $177,000 in its operating bank account, and a working capital deficit of approximately $2.1 million, which includes approximately $2.2 million of accrued professional fees not due to be paid until the consummation of the merger.

The Company’s liquidity needs up to March 19, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 6) for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 and offering costs and expenses paid for by related parties (see Note 6). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of September 30, 2021, there were no amounts outstanding under any working capital loan.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 2 — Restatement of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”

However, in light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the Public Shares issued during the IPO and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that all of the Public Shares should be classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Public Shares with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

In connection with the change in presentation for the Public Shares, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to redeemable and nonredeemable common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock pro rata in the income (loss) of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity. As such the Company is restating those periods in this Quarterly Report.

Impact of the Restatement

The impact to the balance sheet as of March 19, 2021, the balance sheet as of March 31, 2021 and the balance sheet as of June 30, 2021 is presented below:

	As Reported	Adjustment	As Restated
Balance Sheet as of March 19, 2021 (as revised in footnote 2 of form 10Q filed on May 24, 2021)
Common Stock subject to possible redemption	$227,542,138	$22,457,862	$250,000,000

Class A common stock, $0.0001 par value	295	(225)	70
Class B common stock, $0.0001 par value	982	—	982
Additional Paid in Capital	5,586,660	(5,586,660)	—
Accumulated Deficit	(587,936)	(16,870,977)	(17,458,913)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(22,457,862)	$(17,457,861)
Number of shares subject to redemption	22,754,214	2,245,786	25,000,000

Balance Sheet as of March 31, 2021 (per form 10-Q filed on May 24, 2021)
Common Stock subject to possible redemption	$227,362,131	$22,637,869	$250,000,000

Class A common stock, $0.0001 par value	296	(226)	70
Class B common stock, $0.0001 par value	982	—	982
Additional Paid in Capital	5,766,666	(5,766,666)	—
Accumulated Deficit	(767,937)	(16,870,977)	(17,638,914)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(22,637,869)	$(17,637,862)
Number of shares subject to redemption	22,736,213	2,263,787	25,000,000

Statement of Operations for the three months ended March 31, 2021 (per form 10-Q filed on May 24, 2021)
Weighted average shares outstanding, redeemable Class A common stock	22,752,829	(19,419,496)	3,333,333
Basic and diluted net income per share, redeemable Class A common stock	$0.00	$(0.06)	$(0.06)
Weighted average shares outstanding, non-redeemable Class A and Class B common stock	8,992,369	(332,369)	8,660,000
Basic and diluted net income per share, non-redeemable Class A and Class B common stock	(0.09)	0.03	(0.06)

Balance Sheet as of June 30, 2021 (per form 10-Q filed on August 13, 2021)
Common Stock subject to possible redemption	$228,381,200	$21,618,800	$250,000,000

Class A common stock, $0.0001 par value	286	(216)	70
Class B common stock, $0.0001 par value	857	—	857
Additional Paid in Capital	4,747,731	(4,747,731)	—
Retained Earnings (Accumulated Deficit)	251,127	(16,870,853)	(16,619,726)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(21,618,800)	$(16,618,799)
Number of shares subject to redemption	22,838,120	2,161,880	25,000,000

Statement of Operations for the three months ended June 30, 2021 (per form 10-Q filed on August 13, 2021)
Weighted average shares outstanding, redeemable Class A common stock	22,987,181	2,012,819	25,000,000
Basic and diluted net income per share, redeemable Class A common stock	$0.00	$0.03	$0.03
Weighted average shares outstanding, non-redeemable Class A and Class B common stock	11,529,334	(2,262,667)	9,266,667
Basic and diluted net income per share, non-redeemable Class A and Class B common stock	$0.09	$(0.06)	$0.03

Statement of Operations for the six months ended June 30, 2021 (per form 10-Q filed on August 13, 2021)
Weighted average shares outstanding, redeemable Class A common stock	22,738,853	(8,512,334)	14,226,519
Basic and diluted net income per share, redeemable Class A common stock	$0.00	$0.01	$0.01
Weighted average shares outstanding, non-redeemable Class A and Class B common stock	10,267,860	(1,302,850)	8,965,010
Basic and diluted net income per share, non-redeemable Class A and Class B common stock	$0.02	$(0.01)	$0.01

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The interim results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 4, Note 5 and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

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

Common Stock Subject to Possible Redemption

All of the 25,000,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021 and December 31, 2020, since all the shares of Class A common stock can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99, all shares of Class A common stock subject to redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of September 30, 2021 and December 31, 2020.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the nine months ended September 30, 2021.

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of shares.

The Company’s statement of operations includes a presentation of net loss per share for Class A and Class B common Stock. Net loss per share for Class A and Class B common stock, basic and diluted, is calculated by dividing the proportionate share of net loss by the weighted average number of shares outstanding for the period.

Reconciliation of Net Loss per Common Share

The Company’s net loss is adjusted for the portion of net loss that is allocable to each class of common stock. The allocable net loss is calculated by multiplying net loss by the ratio of weighted average number of shares outstanding attributable to Class A and Class B common stock to the total weighted average number of shares outstanding for the period. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Class A Common Stock
Numerator: Net loss allocable to Class A common stock
Net loss	$(5,763,793)	$(5,511,905)
Less: Allocation of net loss to Class B common stock	(1,440,948)	(1,753,788)
Proportionate share of net loss	$(4,322,845)	$(3,758,117)
Denominator: Weighted Average Class A Common Stock
Basic and diluted weighted average shares outstanding	25,700,000	18,357,143
Basic and diluted net loss per share	$(0.17)	$(0.20)
Class B Common Stock
Numerator: Net loss allocable to Class B common stock
Net loss	$(5,763,793)	$(5,511,905)
Less: Allocation of net loss to Class A common stock	(4,322,845)	(3,758,117)
Proportionate share of net loss	$(1,440,948)	$(1,753,788)
Weighted average shares outstanding, basic and diluted	8,566,667	8,566,667
Basic and diluted net loss per common share	$(0.17)	$(0.20)

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Note 6 — Related Party Transactions

Founder Shares

On December 28, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 9,816,667 shares of Class B common stock, par value $0.0001 (the “Founder Shares”). Up to 1,250,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On May 3, 2021, the underwriters’ over-allotment option expired, not having been exercised, and accordingly, the 1,250,000 Founder Shares were forfeited (see Note 8).

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

Due to Related Party

Commencing on the date the securities of the Company were first listed on the New York Stock Exchange, the Company will pay its Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. A total of $64,516 has been accrued as of September 30, 2021.

Promissory Note — Related Party

On January 8, 2021, Company issued an unsecured promissory note to the Sponsor for an aggregate of up to $300,000 to cover expenses related to the IPO. This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. The Company did not draw down any amounts under the promissory note. The Sponsor and certain affiliates of the Sponsor have instead made payments for offering costs and expenses on behalf of the Company which were fully reimbursed as of September 30, 2021.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest-bearing basis (“Working Capital Loans”). If the Company completes the initial Business Combination, it would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. Except as set forth above, the terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At September 30, 2021, no Working Capital Loans were outstanding.

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

In addition, see Note 1, Merger Agreement for the litigation demand.

Note 8 — Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 700,000 and 0 shares issued and outstanding, excluding 25,000,000 and no shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. At September 30, 2021 and December 31, 2020, there were 8,566,667 and 9,816,667 shares of Class B common stock issued and outstanding, respectively. Of the 9,816,667 shares of Class B common stock outstanding at December 31, 2020, an aggregate of up to 1,250,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part. On May 3, 2021, the underwriters’ over-allotment option expired not exercised, and accordingly, the 1,250,000 shares were forfeited.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$250,013,873	$250,013,873	$—	$—
Liabilities:
Public Warrants Liability	$11,333,332	$11,333,332	$—	$—
Private Placement Warrants Liability	317,333	—	317,333	—
	$11,650,665	$11,333,332	$317,333	$—

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on March 19, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. The Warrants were classified as Level 3 at the initial measurement date, due to the use of unobservable inputs. As of May 9, 2021, when they began trading separately, the Public Warrants were classified as Level 1 due to use of the observed trading price of the separated Public Warrants, and the Private Warrants were classified as Level 2 due to the use of observed price of the Public Warrants which are considered similar liabilities for fair value measurement.

The following table presents the changes Level 3 liabilities for the nine months ended September 30, 2021:

Fair Value at January 1, 2021	$—
Initial fair value of public and private warrants	10,258,582
Change in fair value of public and private warrants	(2,805,582)
Transfer of public warrants to level 1	(7,250,000)
Transfer of private warrants to level 2	(203,000)
Fair Value at September 30, 2021	$—

The key inputs into the Monte Carlo simulation as of March 19, 2021 were as follows:

Inputs	(Initial Measurement) March 19, 2021
Risk-free interest rate	1.38%
Expected term remaining (years)	6.41
Expected volatility	25.0%
Stock price	$10.00

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

In connection with the execution of the definitive business combination agreement with Heliogen, the Company entered into subscription agreements, dated on or about July 6, 2021 (the “Subscription Agreements”), with certain investors, pursuant to which such investors have agreed to purchase an aggregate of 16,500,000 shares of common stock, for a purchase price of $10.00 per share, for an aggregate purchase price of $165,000,000, to be issued immediately prior to and conditioned upon the effectiveness of the consummation of the business combination. The obligations of each party to consummate the transactions pursuant to the Subscription Agreements are conditioned upon, among other things, customary closing conditions and the consummation of the business combination.

On August 30, 2021, the Company received a litigation demand letter (the “Class Vote Demand”) on behalf of Athena stockholder FWD LKNG GDD Irrevocable Trust. The Demand alleges that the Company violated Section 242(b)(2) of the Delaware General Corporation Law by not requiring separate class votes for holders of the Company’s Class A and Class B Common Stock in connection with the Company’s proposed transaction with Heliogen, Inc (“Heliogen”). According to the Class Vote Demand, a class vote is required under Section 242(b)(2) because consideration to the stockholders of Heliogen will be paid in newly issued Common Stock, following elimination of the Class B Common Stock. While such separate class vote is not required pursuant to Section 242(b)(2) of the DGCL, the Company has concluded that such separate class vote is advisable to prevent disruption to the proposed transaction with Heliogen, and to avoid the delay and expense of potential litigation and will amend its Form S-4 Registration Statement to reflect that change. We believe that the ultimate outcome of the litigation demand will not have a material effect on our financial statements.

Results of Operations

For the nine months ended September 30, 2021, we had a net loss of approximately $5.5 million, which included a loss from operations of approximately $3.6 million, offering cost expense allocated to warrants of approximately $0.6 million, loss from the change in fair value of warrant liabilities of approximately $1.4 million.

For the three months ended September 30, 2021, we had a net loss of approximately $5.8 million, which included a loss from operations of approximately $1.6 million and a loss from the change in fair value of warrant liabilities of approximately $4.2 million.

Our business activities from inception to September 30, 2021 consisted primarily of our formation and completing our IPO, and since the offering, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination. Our operating costs include approximately $2.6 million of professional fees and regulatory fees relating to the anticipated merger.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $177,000 in its operating bank account, and negative working capital of approximately $2.1 million, which includes approximately $2.2 million of accrued professional fees not due to be paid until the consummation of the merger.

Our liquidity needs up to March 19, 2021 had been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 and offering costs and expenses paid for by related parties. Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of September 30, 2021, there were no amounts outstanding under any working capital loan. We have a balance due to related parties for reimbursement of offering costs and expenses of approximately $65,000 as of September 30, 2021.

Based on the foregoing, management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Our financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We are party to a definitive business combination agreement with Heliogen, dated July 6, 2021. Completion of the proposed transaction pursuant to the business combination agreement is subject to customary closing conditions, including the approval of the Company’s and Heliogen’s respective stockholders and regulatory approvals.

In connection with the execution of the definitive business combination agreement between us and Heliogen, certain investors have agreed to purchase up to 16,500,000 shares of our common stock for the purchase price of $10.00 per share, for an aggregate purchase price of $165,000,000 pursuant to certain subscription agreements. The obligations of each party under the subscription agreements are conditioned upon customary closing conditions and the consummation of the Business Combination.

The Sponsor and its affiliates have agreed to vote their shares in favor of the Business Combination and the transactions contemplated thereby, pursuant to the terms of a Sponsor Support Agreement, in consideration for which the Sponsor will be issued 510,000 shares of our common stock at the closing of the Business Combination.

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

Common Stock Subject to Possible Redemption

All of the 25,000,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021, since all the shares of Class A common stock can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of shares.

The Company’s statement of operations includes a presentation of net loss per share for Class A and Class B common Stock. Net loss per share for Class A and Class B common stock, basic and diluted, is calculated by dividing the proportionate share of net loss by the weighted average number of shares outstanding for the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Our management evaluated, under the supervision of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon this evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the previous material weakness in our internal control over financial reporting described in Item 4. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on May 24, 2021, and due to the restatements of our March 19, 2021, March 31, 2021, and June 30, 2021 financial statements (the "restatements") regarding the classification of redeemable Class A Shares, as described below, which combined, constitutes a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. .

Regarding the restatements to the March 31, 2021, and June 30, 2021 quarterly financial statements included in the Company's Form 10-Qs, as filed with the SEC on May 24, 2021 and August 13, 2021, respectively, as well as the Company's balance sheet included on the Company's Form 8-K, as filed with the SEC on March 25, 2021, and restated on the Form 10-Q filed with the SEC on May 24, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock in permanent equity. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on September 30, 2021 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in described in our final prospectus relating to the Initial Public Offering dated March 16, 2021 filed with the SEC on March 18, 2021 (the “Prospectus”) or the quarterly report on Form 10-Q, dated August 13, 2021 filed with the SEC on August 13, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Litigation relating to the Business Combination could require us to incur significant costs, as well as delay and/or enjoin the Business Combination.

On August 30, 2021, we received the Class Vote Demand on behalf of our stockholder FWD LKNG GDD Irrevocable Trust. The Demand alleges that we violated Section 242(b)(2) of the Delaware General Corporation Law by not requiring separate class votes for holders of our Class A Common Stock and Class B Common Stock in connection with the proposed transaction with Heliogen. According to the Class Vote Demand, a class vote is required under Section 242(b)(2) because consideration to the stockholders of Heliogen will be paid in newly issued Common Stock, following elimination of the Class B Common Stock. We could be subject to additional demands or litigation related to the Business Combination whether or not it is consummated. There can be no assurance as to the ultimate outcomes of the Class Vote Demand or any other demands or litigation with respect to the proposed Business Combination with Heliogen. Such demands or litigation could result in the closing of the Business Combination being enjoined, as well as other adverse consequences, including, but not limited to, the following:

●	we would remain liable for significant costs relating to the proposed Business Combination, including, among others, legal, accounting, financial advisory and financial printing expenses;

●	an announcement that we have abandoned the proposed Business Combination could trigger a decline in our stock price; or

●	we may have forgone or failed to respond to alternative business combination opportunities.

We have until March 16, 2023 to complete a business combination, unless we amend our certificate of incorporation to further extend the time that we have to consummate a business combination. If we are unable to complete the Business Combination, we may incur significant expenses and costs for which we may not be entitled to reimbursement. In addition, if we do not complete an initial business combination by the applicable deadline, our public stockholders may receive only approximately $10.00 per share on the liquidation of the Trust Account (or less than $10.00 per share in certain circumstances where a third-party brings a claim against us that our Sponsor is unable to indemnify us) and our warrants will expire worthless.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Quarterly Report on Form 10-Q, we have identified a material weakness in our internal control over financial reporting related to our accounting and reporting of complex financial instruments, including for application of ASC 480-10-S99-3A to its accounting classification of public shares, which are in addition to the Company’s previously reported material weakness as of March 31, 2021 for not classifying the Company’s warrants as liabilities. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q.  We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares of Class A common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Part I. Item 4. Controls and Procedures.  We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result.

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

ATHENA TECHNOLOGY ACQUISITION CORP.

Date: November 15, 2021	By:	/s/ Phyllis W. Newhouse
	Name:	Phyllis W. Newhouse
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Grace Vandecruze
	Name:	Grace Vandecruze
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)