Form 10-K/A
period 2021-12-31
Heliogen, Inc.
filed 2022-05-23
CIK 1840292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 188,749,042 shares of common stock outstanding as of May 16, 2022.

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

Unless the context indicates otherwise, references in this Annual Report on Form 10-K/A to the “Company,” “Heliogen,” “we,” “us,” “our” and similar terms refer to Heliogen, Inc. and its consolidated subsidiaries (including Legacy Heliogen). References to “Athena” refer to the predecessor company prior to the consummation of the Business Combination.

Explanatory Note

The Company is filing this amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the SEC”) on March 31, 2022 (the “Original Report”), to restate our consolidated financial statements and related footnote disclosures as of December 31, 2021 and for the year then ended. This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

On May 16, 2022, the audit committee of the board of directors (the “Audit Committee”) of the Company, based on the recommendation of, and after consultation with, the Company’s management concluded that the Company’s previously issued audited financial statements as of and for the year ended December 31, 2021, should no longer be relied upon. As part of the Company’s accounting for revenue contracts with customers during the first quarter of 2022, management considered ongoing contracts that were entered into and accounted for during the year ended December 31, 2021. During this evaluation, it was determined that a government contract which had previously been assessed as within the scope of ASC 606, Revenue from Contract with Customers (“ASC 606”), should have been accounted for as a government grant and therefore not within the scope of ASC 606. The impact of this revised conclusion resulted in (i) the separate presentation of amounts previously presented as revenue and cost of revenue as grant revenue and cost of grant revenue, respectively, (ii) no change to total revenue, and (iii) a reduction in total cost of revenue, including the reversal of a contract loss recognized during the year ended December 31, 2021. The change in our accounting of the government contract resulted in changes to our consolidated balance sheet as of December 31, 2021, our consolidated statements of operations and comprehensive loss, consolidated statement of convertible preferred stock and shareholder’s equity (deficit), and consolidated statement of cash flows, each for the year ended December 31, 2021, and the Company’s loss per share. Additionally, management recorded an immaterial correction resulting in an increase to cost of revenue and a decrease to selling, general and administrative expense that was separate from the change in accounting of the government contract. No adjustments were identified as of and for the year ended December 31, 2020.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

●	Part I, Item 1A. Risk Factors

●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part II, Item 8. Financial Statements and Supplementary Data

●	Part II, Item 9A. Controls and Procedures

●	Part IV, Item 15. Exhibits and Financial Statement Schedules

In addition, in connection with this Form 10-K/A, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing (Exhibits 31.1, 31.2, 32.1 and 32.2) and the Company is also filing a Consent of Independent Registered Public Accounting Firm (Exhibit 23.1). Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report, including any amendments to those filings.

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Annual Report on Form 10-K/A regarding our future financial performance, as well as our strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of such terms or other similar expressions. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our business.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	our ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, our ability to grow and manage growth profitably;

●	our financial and business performance, including risk of uncertainty in our financial projections and business metrics and any underlying assumptions thereunder;

●	changes in our business and strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

●	our ability to execute our business model, including market acceptance of our planned products and services and achieving sufficient production volumes at acceptable quality levels and prices;

●	changes in domestic and foreign business, market, financial, political, legal conditions and applicable laws and regulations;

●	our ability to grow market share in our existing markets or new markets we may enter;

●	our ability to achieve and maintain profitability in the future;

●	our ability to access sources of capital to finance operations, growth and future capital requirements;

●	our ability to maintain and enhance our products and brand, and to attract and retain customers;

●	our ability to find new partners for product offerings;

●	the success of strategic relationships with third parties;

●	our ability to scale in a cost-effective manner;

●	developments and projections relating to our competitors and industry;

●	the impact of the COVID-19 pandemic, and Russia’s invasion of Ukraine on our business, including, but not limited to, supply chain disruptions;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), as amended;

●	our ability to find and retain critical employee talent and key personnel;

●	the possibility that we may be adversely impacted by other economic, business, and/or competitive factors;

●	future exchange and interest rates;

●	the outcome of any known and unknown litigation and regulatory proceedings; and

●	other risks and uncertainties, including those disclosed under “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K/A, and the risk factors and other cautionary statements contained in other filings that have been made or will be made with the SEC by the Company.

Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Should one or more of the risks or uncertainties described in this Annual Report on Form 10-K/A, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. Additional information concerning these and other factors that may impact the operations and projections discussed herein may be disclosed under “Item 1A. Risk Factors” contained in Part I of this Annual Report on Form 10-K/A and in our periodic filings with the SEC. Our SEC filings are available publicly on the SEC’s website at www.sec.gov.

You should read this Annual Report on Form 10-K/A with the understanding that our actual future results, levels of activity and performance as well as other events and circumstances may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Summary Risk Factors

The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. This summary should be read together with the more detailed description of each risk factor disclosed under “Item 1A Risk Factors” contained in Part I of this Annual Report on Form 10-K/A.

Risks Relating to our Business

●	If demand for our concentrated solar energy solutions does not develop as we expect or if our estimates of market opportunity and forecasts of market growth prove to be inaccurate, our revenues may suffer, and our business may be harmed.

●	Our modular, AI-enabled, concentrated solar energy plants may not generate expected output levels.

●	We may not be able to develop technologies and products to satisfy changes in customer demand or industry standards, and our competitors could develop products that decrease the demand for our products.

●	If we fail to win new contracts and purchase orders, our business operations and financial results may be adversely affected.

●	If we are not able to successfully manage our growth strategy, our business operations and financial results may be adversely affected.

●	An increase in the prices of certain materials and commodities used in our business could adversely affect our business.

●	We may be unable to complete or operate our projects on a profitable basis or as we have committed to our customers.

●	The development of our modular, AI-enabled, concentrated solar energy will require significant capital, which our customers may finance through third parties, and such financing may not be available to our customers on favorable terms, if at all.

●	We may require significant additional capital to pursue our growth strategy, but we may not be able to obtain additional financing on acceptable terms or at all.

●	Project development or construction activities may not be successful, and we may make significant investments without first obtaining project financing, which could increase our costs and impair our ability to recover our investments.

●	We have a history of operating losses and expect to incur significant additional expenses and operating losses.

●	Our revenue, expenses, and operating results may fluctuate significantly.

●	Failure of third parties to manufacture quality products or provide reliable services in a timely manner could cause delays in the delivery of our services and completion of our projects, which could damage our reputation, have a negative impact on our relationships with our customers and adversely affect our growth.

●	Our business depends on experienced and skilled personnel and substantial specialty subcontractor resources, and if we lose key personnel or if we are unable to attract and integrate additional skilled personnel, it will be more difficult for us to manage our business and complete projects.

●	We expect to operate in a highly competitive industry, and our current or future competitors may be able to compete more effectively than we do, which could have a material adverse effect on our business, revenues, growth rates and market share.

●	International expansion is one of our growth strategies, and our potential expansion into international markets may expose our business and operations to additional risks that we do not or will not face in the United States, which could have an adverse effect on our operating results.

●	An inability to protect our intellectual property could negatively affect our ability to compete, our business, and our results of operations.

●	Certain of our facilities are or may be located in regions that may be affected by extreme weather conditions and natural disasters.

●	Computer malware, viruses, ransomware, hacking, phishing attacks and other network disruptions could result in security and privacy breaches, loss of proprietary information and interruption in service, which would harm our business.

●	We have identified material weaknesses in our internal control over financial reporting and any failure to maintain effective internal control over financial reporting, may have a material and adverse effect on our business, operating results, financial condition and prospects.

●	Our business benefits in part from federal, state, provincial and local government support for renewable energy, and a decline in such support could harm our business.

●	Legislative or regulatory actions relating to renewable energy may impact demand for our services, our ability to remain in compliance with applicable laws, and our cost of operations.

●	Opportunities associated with government contracts could lead to increased governmental regulation applicable to us.

v

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

For each of the three above solutions, we are offering multiple support models to customers looking to deploy Heliogen’s technology:

●	Contracting with owner-operators to build turnkey facilities that deploy Heliogen’s technology (Heliogen will contract with engineering, procurement and construction (“EPC”) partners for constructing the facility);

●	Selling heliostats (and associated software control systems) to owner-operators and/or EPC contractors;

●	Providing asset maintenance support services during operation, for completed facilities that use Heliogen’s technology and;

●	Providing project development support services to help customers advance readiness to break ground in advance of final investment decisions.

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

The traditional energy technology provider market is highly competitive. The declining cost of renewable energy is also contributing to the shift in customer demand as customers seek carbon-free solutions to replace their fossil fuel-based consumption, causing the industry to evolve and expand. The main competitive factors include, but are not limited to:

●	Upfront and ongoing cost;

●	Safety and reliability;

●	Duration;

●	Performance and uptime;

●	Operational flexibility;

●	Asset life length and cyclability;

●	Ease of integration;

●	Operability in extreme weather conditions;

●	Environmental sustainability;

●	Historical track record; and

●	Field-proven technology.

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

Our high-performance culture is based on our commitment to results and our values, which we expect everyone to model in their daily conduct:

●	We are improving the world. We will deliver affordable renewable energy, more economically than fossil fuels, benefitting the entire global community

●	We are bold. We are bold, persistent and challenge the status quo in order to achieve technological breakthroughs and a profitable business

●	We treat everyone respectfully. We are respectful, transparent, and collaborative. We maintain a safe environment for the well-being and inclusion of everyone

●	We value diversity. We value and pursue diversity in all its forms, and welcome ideas and input from everyone.

●	We welcome feedback. We are committed to feedback, continuous improvement, and learning, so everyone can contribute their best work with passion and enjoyment

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

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K/A. If any of the events or developments described below were to occur, our business, annual report, operating results and financial condition could suffer materially, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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

Development, installation, construction, and commissioning of our concentrated solar energy plants, and maintenance support of our concentrated solar energy plants, entails many risks, including:

●	failure to receive critical components and equipment that meet our design specifications and can be delivered on schedule,

●	failure to obtain all necessary rights to land access and use,

●	failure to receive quality and timely performance of third-party services,

●	increases in the cost of labor, equipment and commodities needed to construct or maintain projects,

●	permitting and other regulatory issues, license revocation and changes in legal requirements,

●	shortages of equipment or skilled labor,

●	unforeseen engineering problems,

●	failure of a customer to accept or pay for the HelioHeat, HelioPower and HelioFuel solutions that we supply,

●	weather interferences, catastrophic events including fires, explosions, earthquakes, droughts and acts of terrorism,

●	accidents involving personal injury or the loss of life,

●	health or similar issues, such as a pandemic or epidemic, such as the novel coronavirus (COVID-19),

●	labor disputes and work stoppages,

●	mishandling of hazardous substances and waste, and

●	other events outside of our control.

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

We are an early-stage company and have a history of operating losses and negative operating cash flows. We incurred a net loss of $137.4 million and $7.4 million for the years ended December 31, 2021 and 2020, respectively. We expect that we will continue to incur operating and net losses for the medium term. The amount of future losses and when, if ever, we will achieve profitability are uncertain. In addition, even if we achieve profitability, there can be no assurance that we will be able to maintain profitability in the future. Our potential profitability is particularly dependent upon the growth of the market for renewable energy solutions, which may not occur at the levels we currently anticipate or at all.

Our revenue, expenses, and operating results may fluctuate significantly.

Our revenue, expenses, and operating results may fluctuate significantly because of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment. In addition to the other risks described in this “Risk Factors” section, the following factors could cause our operating results to fluctuate:

●	delays, increased costs, or other unanticipated changes in contract performance that may affect profitability, particularly with lumpsum contracts or contracts that have funding limits,

●	spending patterns of our private and public sector clients,

●	weather conditions

●	budget constraints experienced by our federal, state, and local government clients,

●	our ability to integrate any companies that we acquire,

●	the number and significance of client contracts commenced and completed during a quarter,

●	the continuing creditworthiness and solvency of clients,

●	reductions in the prices of products or services offered by our competitors, and

●	legislative and regulatory enforcement policy changes that may affect demand for our products or services.

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

In addition, we may also face competition based on technological developments that compete with our products and services. Our competitors may develop technology that would make ours noncompetitive or obsolete. If we do not keep pace with product and technology advances and otherwise keep our product offerings competitive, there could be a material and adverse effect on our competitive position, revenue and prospects for growth. Some of our existing competitors, have, and some of our potential competitors could have, substantial competitive advantages such as:

●	greater name recognition, longer operating histories and larger customer bases;

●	larger sales and marketing budgets and resources;

●	broader and deeper product lines;

●	greater customer support resources;

●	greater resources to make acquisitions;

●	lower labor and research and development costs;

●	substantially greater financial and other resources; and

●	larger scale manufacturing operations.

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

As part of our business strategy, we intend to continue to consider the expansion of our addressable market by pursuing opportunities to provide our HelioHeat, HelioPower and HelioFuel solutions in international markets, and we expect to generate a material portion of our revenues from operations outside of the United States in the future. Operations in international markets may require us to respond to new and unanticipated regulatory, marketing, sales and other challenges. These efforts may be time-consuming and costly, and there can be no assurance that we will be successful in responding to these and other challenges we may face as we enter and attempt to expand in international markets, including:

●	building and managing a highly experienced foreign workforce and overseeing and ensuring the performance of foreign subcontractors,

●	difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences,

●	increased travel, infrastructure and legal and compliance costs associated with multiple international locations,

●	additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment,

●	imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, many of which differ from those in the United States,

●	increased exposure to foreign currency exchange rate risk,

●	longer payment cycles for sales in some foreign countries and potential difficulties in enforcing contracts and collecting accounts receivable,

●	difficulties in repatriating overseas earnings,

●	compliance with numerous legislative, regulatory or market requirements of foreign countries,

●	compliance with U.S. laws, such as the U.S. Foreign Corrupt Practices Act, or FCPA, and local laws prohibiting bribery and corrupt payments to government officials,

●	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses,

●	potentially adverse tax consequences,

●	compliance with laws of foreign countries, international organizations, such as the European Commission, treaties, and other international laws,

●	the inability to continue to benefit from local subsidies due to change in control,

●	unfavorable labor regulations, and

●	general economic conditions in the countries in which we operate.

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

As discussed elsewhere in this Annual Report on Form 10-K/A, we completed the Business Combination on December 30, 2021. Prior to the closing of the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result of the Business Combination, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the post-combination Company. The design of internal control over financial reporting for the post-combination Company has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management's report on internal control over financial reporting in accordance with Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.

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

Our material weaknesses related to Heliogen not designing or maintaining an effective control environment specific to the areas of financial reporting and its close process, including effective review of technical accounting matters (e.g., revenue recognition), and proper segregation of duties, including separate review and approval of journal entries and access within our accounting system. Additionally, subsequent to filing our Annual Report on Form 10-K, management concluded that Heliogen’s $39 million award from the U.S. Department of Energy’s Solar Energy Technology Office (the “DOE Award”) represented a government grant and was not within the scope of ASC 606. As such, amounts recorded in relation to the DOE Award as of and for the year ended December 31, 2021 were restated as presented elsewhere in this revised Annual Report on Form 10-K/A. Management concluded this restatement resulted from the same material weakness previously identified relating to effective review of technical accounting matters.

We are currently taking actions to remediate the deficiencies in our internal control over financial reporting and are implementing additional processes and controls designed to address the underlying causes associated with the above-mentioned deficiencies. We are committed to remediating the deficiencies described above and commenced remediation efforts during 2021 that will continue into fiscal year 2022. Our efforts to implement measures designed to improve our internal control over financial reporting to remediate these deficiencies include the following steps taken in 2021:

●	We added additional accounting resources, including a Chief Accounting Officer and head of SEC Reporting, who have the requisite background and knowledge in the application of GAAP and SEC rules and regulations.

●	We engaged external experts to complement internal resources and to provide support related to more complex applications of GAAP, tax and internal controls. We will continue to utilize outside resources, as necessary, to supplement our internal team.

●	We began the implementation of a new company-wide enterprise resource planning system. On October 1, 2021, we transitioned to our new enterprise resource planning system with improved information technology general controls, including segregated review and approval of journal entries. For 2022 and beyond, we have continued and will continue to implement incremental components of the enterprise resource planning system and other applications.

●	We developed and improved recurring accounting processes providing more timely and detailed review of complex and routine areas.

●	We formalized documentation of certain policies throughout the year.

●	We enhanced our process in accounting for, and documenting our positions related to, complex accounting topics throughout the year, including, but not limited to, new controls in the areas of management review, segregation of duties, journal entry approval, and documentation and review of complex accounting matters.

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

If we fail to satisfy the continued listing requirements of NYSE (“NYSE Listing Rules”), such as the corporate governance requirements or the minimum share price requirement, NYSE may take steps to delist our securities. If the NYSE delists our common stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

●	a limited amount of analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

In recent years the stock market in general has been highly volatile. As a result, the market price and trading volume of our securities is likely to be similarly volatile, and investors in our securities may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this Annual Report on Form 10-K/A and others such as:

●	variations in operating performance and the performance of our competitors or alternative energy companies in general;

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	publication of research reports by securities analysts about us or our competitors or its industry;

●	the public’s reaction to our press releases, our other public announcements and our filings with SEC;

●	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

●	additions and departures of key personnel;

●	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

●	the passage of legislation or other regulatory developments affecting us or our industry;

●	speculation in the press or investment community;

●	changes in accounting principles;

●	terrorist acts, acts of war, periods of widespread civil unrest, geopolitical uncertainties, trade policies and sanctions;

●	natural disasters, widespread pandemics, and other calamities; and

●	changes in general market and economic conditions.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (“SOX”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2009, NYSE Listing Rules and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will significantly increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Among other things, we are required to:

●	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the SOX and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●	maintain policies relating to disclosure controls and procedures;

●	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

●	institute a more comprehensive compliance function, including with respect to corporate governance; and

●	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

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

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of SOX, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. Although the Company has made significant progress in remediating the aforementioned deficiencies as outlined above, the control deficiencies continued to exist as of December 31, 2021 due to identification of adjustments during the year ended December 31, 2021. Additionally, management did not perform sufficient control testing to conclude that the material weaknesses were remediated. As a result, this Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting pursuant to guidance furnished by the staff of the SEC’s Division of Corporation Finance that, with respect to a reverse acquisition between an issuer and a private operating company where the private operating company is the accounting survivor, the issuer may exclude management’s assessment of internal control over financial reporting in the Form 10-K covering the fiscal year in which the transaction was consummated. Due to the timing of the consummation of the Merger and Business Combination, management did not have adequate time to conduct a full assessment of our internal control over financial reporting and, in reliance on the staff’s guidance, has excluded its assessment in this Annual Report on Form 10-K/A.

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

The second amended and restated certificate of incorporation (“Certificate of Incorporation”) contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	a classified Board with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board;

●	the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our Board;

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders; and

●	the requirement that a meeting of stockholders may only be called by members of our Board or the stockholders holding a majority of our shares, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors.

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

Item 3. Legal Proceedings

Information relating to various commitments and contingencies is described in Note 14 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and the information discussed therein is incorporated by reference into this Part I, Item 3.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The equity compensation plan information required by Item 201(d) of Regulation S-K will be set forth in the definitive proxy statement for the Company’s annual meeting of stockholders, which we intend to file with the SEC within 120 days of the end of our 2021 fiscal year, and is incorporated by reference in this Annual Report on Form 10-K. Additionally, refer to Note 10 to our consolidated financial statements included in Part II, Item 8 for additional information on our equity compensation plans.

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

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition, and includes forward-looking statements that involve risks, uncertainties and assumptions. The MD&A should be read in conjunction with Part I of this Annual Report on Form 10-K/A, the consolidated financial statements and related notes included in Part II Item 8 in this Annual Report on Form 10-K/A, and the section titled “Cautionary Note Regarding Forward-Looking Statements” included in the fore-part in this Annual Report on Form 10-K/A.

Restatement of Previously Issued Consolidated Financial Statements

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2021 and 2020, and for the years then ended, included elsewhere in this Annual Report on Form 10-K/A. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of the Company’s consolidated financial statements, as more fully described in the Explanatory Note and Note 3, “Restatement of Previously Issued Consolidated Financial Statements,” of the notes to the consolidated financial statements.

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

For each of the three above solutions, we are offering multiple support models to customers looking to deploy Heliogen’s technology:

●	Contracting with owner-operators to build turnkey facilities that deploy Heliogen’s technology (Heliogen will contract with engineering, procurement and construction (“EPC”) partners for constructing the facility);

●	Selling heliostats (and associated software control systems) to owner-operators and/or EPC contractors;

●	Providing asset maintenance support services during operation, for completed facilities that use Heliogen’s technology; and

●	Providing project development support services to help customers advance readiness to break ground in advance of final investment decisions.

In the future, we will also be prepared to offer Heliogen’s IP through a licensing model to third parties interested in manufacturing and installing the hardware.

Recent Developments

Customer Contracts

On March 28, 2022, Heliogen entered into a series of commercial agreements (collectively, the ‘”Agreements”) with Woodside Energy (USA) Inc. (“Woodside”), a wholly-owned subsidiary of leading Australian energy producer Woodside Petroleum Ltd. for the commercial-scale demonstration and deployment of Heliogen’s AI-enabled concentrated solar energy technology in California and the marketing of Heliogen’s technology in Australia. Pursuant to the terms of the commercial-scale demonstration agreement (the “Project Agreement”), Heliogen has agreed to complete the engineering, procurement, and construction of a new 5 MWe HelioPower facility to be built in Mojave, California for testing, research and development. The two companies also agreed to include the scope and associated funding from the “DOE Award. As a result, in addition to commercial-scale demonstration of Heliogen’s 5 MWe power module, the project will also include the deployment and testing of an innovative approach to converting the thermal energy produced by Heliogen’s facility into power with a smaller footprint than traditional steam turbines.

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

As a result of the Business Combination, Legacy Heliogen is the successor SEC registrant, and Legacy Heliogen’s historical consolidated financial statements for previous periods are presented in periodic reports filed with the SEC. The most significant changes in Legacy Heliogen’s reported financial position and results relate to the following:

●	Net cash proceeds received by Heliogen of $159.4 million as a result of the Business Combination (reflecting proceeds from Athena’s trust account, less redemptions, and a PIPE investment of $165.0 million, offset by transaction costs paid at closing);

●	The conversion of Legacy Heliogen’s legacy preferred stock, SAFE Instruments, and warrants to shares of common stock as part of the Merger; and

●	The assumption of Athena’s public and private warrants, which are accounted for at fair value.

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

Comparison of the Years Ended December 31, 2021 and 2020

	Years Ended December 31,
In thousands, except percentages	2021	2020	$ Change
Revenue:
Sales revenue	$7,362	$200	$7,162
Grant revenue	1,442	—	1,442
Total revenues	8,804	200	8,604
Cost of revenue:
Cost of sales	5,762	417	5,345
Cost of grant revenue	3,177	—	3,177
Provision for contract losses	508	—	508
Total cost of revenue	9,447	417	9,030
Gross loss	(643)	(217)	(426)

Operating expenses:
Selling, general, and administrative	29,844	3,713	26,131
Research and development	13,478	3,583	9,895
Total operating expenses	43,322	7,296	36,026
Operating loss	(43,965)	(7,513)	(36,452)

Other income (expense):
Interest income (expense)	634	(3)	637
SAFE instruments remeasurement	(86,907)	—	(86,907)
Warrant remeasurement	(6,651)	(7)	(6,644)
Other (expense) income	(517)	86	(603)
Loss before income taxes	(137,406)	(7,437)	(129,969)
Provision for income taxes	(2)	—	(2)
Net loss	(137,408)	(7,437)	(129,971)
Other comprehensive loss, net of taxes
Losses on available-for-sale securities	(17)	—	(17)
Cumulative translation adjustment	13	—	13
Total comprehensive loss	$(137,412)	$(7,437)	$(129,975)

n/m - not meaningful

Revenue and Gross Loss

During the year ended December 31, 2021, we recognized revenue of $8.8 million driven primarily by $6.5 million in services revenue related primarily to engineering and design services, $0.9 million in project revenue for amounts recognized related to the development and completion of our first commercial-scale facility, and $1.4 million in grant revenue related to amounts reimbursable under the DOE Award for costs incurred in support of our first commercial-scale facility to be constructed and delivered to Woodside under the Project Agreement. Prior to 2021, we had not recorded significant amounts of revenue as our focus was primarily on research and development of our CSE technology. During 2021, we contracted with several customers expected to be involved in the development and completion of our first commercial-scale facilities which resulted in a large engineering and design contract that was completed entirely within 2021. As we transition to 2022, we are recognizing project revenue as we satisfy performance obligations associated with the construction and deployment of our CSE technology in a commercial-scale facility.

During the year ended December 31, 2021, we recognized gross loss of $0.6 million due primarily to recognition of contract losses of $0.5 million related to two service contracts with customers. Our gross loss is net of $1.6 million in gross profit earned on the engineering and design service contract completed in 2021.

We recognized a gross loss for the year ended December 31, 2020 due to cost overruns relating to a revenue contract for engineering and design service.

Selling, General, and Administrative Expense

SG&A increased approximately $26.1 million, from $3.7 million for the year ended December 31, 2020 to $29.8 million for the year ended December 31, 2021. The increase was driven primarily by our growth to support commercial operations, resulting in higher headcount and related employee expenses of approximately $16.5 million, professional and consulting services to support public company readiness efforts of $5.8 million, and facilities and office related expenses of $4.4 million due to expansion of our facilities in Pasadena, California and Long Beach, California.

Research and Development Expense

R&D expense increased $9.9 million, from $3.6 million for the year ended December 31, 2020 to $13.5 million for the year ended December 31, 2021. The increase was due primarily to headcount growth and related consulting services associated with our continuing development efforts related to our commercial-scale offering.

SAFE Instruments Remeasurement

In the first half of 2021, we entered into Simple Agreements for Future Equity (“SAFE Instruments” or “SAFE”) financing transactions with third-party investors in connection with a private round of funding to provide investors an opportunity to convert into common or preferred stock, upon defined triggering events. Pursuant to the SAFE agreement provisions, the SAFE Instruments were converted to common stock immediately prior to the closing of the Business Combination. See Note 1 of our accompanying consolidated financial statements, for further discussion on the SAFE Instruments converted to common stock as related to the Merger. Due to the terms of the SAFE Instruments, the SAFE Instruments were measured at fair value at each reporting period and through the date of conversion resulting in the recognition of a $86.9 million loss on the remeasurement during the year ended December 31, 2021. Refer to Notes 5 and Note 15 to our accompanying consolidated financial statements for the accounting for and significant inputs to the valuation of the SAFE Instruments, respectively, as of and for the year ended December 31, 2021.

Warrant Remeasurement

During the year ended December 31, 2020 and through the closing of the Business Combination, we had outstanding warrants to purchase our preferred stock that were subject to fair value accounting. Upon consummation of the Business Combination, those warrants were converted into common stock. As part of the Business Combination, we assumed the outstanding public and private warrants of Athena, which were accounted for at fair value. We incurred a $6.7 million loss during the year ended December 31, 2021 related to the change in valuation on our warrant liabilities, compared to a loss of $7 thousand during the year ended December 31, 2020. The loss in 2021 is comprised of a $3.0 million loss related to Heliogen’s preferred stock warrants which converted immediately prior to the closing of the Business Combination and $3.7 million in loss recognized in the period after December 30, 2021 for the Athena public and private warrants assumed by Heliogen as part of the Business Combination based on fair value at December 31, 2021. Refer to Notes 5 and 15 to our accompanying consolidated financial statements for the accounting for and for significant inputs to the valuation of warrants as of and for the year ended December 31, 2021.

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

The Company’s material cash requirements from known contractual and other obligations consist primarily of long-term operating leases related to our Pasadena, California and Long Beach, California office leases. Refer to Note 13 of our accompanying consolidated financial statements for a maturity analysis of our operating leases.

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

Net Cash from Operating Activities

Net cash used in operating activities was $31.1 million for the year ended December 31, 2021 compared to $7.0 million cash used for the year ended December 31, 2020, resulting in a $24.1 million increase in use of operating cash, driven primarily by higher operating costs of $24.7 million, net of changes in accruals, in 2021 compared to 2020 due to Heliogen’s ramp-up of operations and increases in headcount, deposits paid to third parties for feasibility studies associated with ongoing project development activities of $1.1 million, our Pasadena, California office lease of $0.4 million, and $1.5 million in restricted cash in connection with our Long Beach, California office lease. These increases were partly offset by cash receipts of $5.1 million associated with our large engineering and design contract that was fully completed in 2021.

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

Restatement to Correct 2021 Misstatements

As discussed in Note 3 to the consolidated financial statements, the 2021 financial statements have been restated to correct misstatements.

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

Los Angeles, California

March 31, 2022, except for the effects of the restatement discussed in Note 3, Government Grant paragraph in Note 2, grant revenue presented in Note 4, Income Taxes in Note 9 and Net Loss per Share in Note 11, which is dated May 23, 2022.

Heliogen, Inc.

Consolidated Balance Sheets

($ in thousands, except share data)

	December 31,
	2021 (As Restated)	2020
ASSETS
Cash and cash equivalents	$190,081	$18,334
Investments, available-for-sale (amortized cost of $32,349)	32,332	—
Receivables	3,896	—
Prepaid and other current assets	874	241
Total current assets	227,183	18,575
Operating lease right-of-use assets	16,093	612
Property, plant, and equipment, net	4,102	575
Goodwill	4,204	—
Restricted cash	1,500	—
Other long-term assets	4,366	—
Total assets	$257,448	$19,762
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
Trade payables	$4,645	$307
Contract liabilities	513	—
Contract loss provisions	397	—
Debt, current portion	—	324
Accrued expenses and other current liabilities	6,974	525
Total current liabilities	12,529	1,156
Debt, net of current portion	35	87
Operating lease liabilities, net of current portion	14,183	403
Warrant liability	14,563	46
Other long-term liabilities	2,080	—
Total liabilities	43,390	1,692
Commitments and contingencies (see Note 14)
Convertible preferred stock – Preferred shares, $0.0001 par value; 10,000,000 shares authorized and no shares outstanding as of December 31, 2021; 121,348,911 shares authorized and 117,886,982 shares outstanding as of December 31, 2020 (see Note 5)	—	45,932
Shareholders’ equity (deficit)
Common stock, $0.0001 par value; 500,000,000 shares authorized and 183,367,037 shares issued and outstanding (excluding restricted shares of 481,301) as of December 31, 2021; 320,000,000 shares authorized and 8,160,828 shares issued and outstanding as of December 31, 2020 (see Note 5)	18	1
Additional paid-in capital	380,624	1,309
Accumulated other comprehensive loss	(4)	—
Accumulated deficit	(166,580)	(29,172)
Total shareholders’ equity (deficit)	214,058	(27,862)
Total liabilities, convertible preferred stock, and shareholders’ equity (deficit)	$257,448	$19,762

The accompanying notes are an integral part of these audited Consolidated Financial Statements.

Heliogen, Inc.

Consolidated Statements of Operations and Comprehensive Loss

($ in thousands, except per share and share data)

	Years ended December 31,
	2021 (As Restated)	2020
Revenue:
Sales revenue	7,362	200
Grant revenue	1,442	—
Total revenues	8,804	200
Cost of revenue:
Cost of sales	5,762	417
Cost of grant revenue	3,177	—
Provision for contract losses	508	—
Total cost of revenue	9,447	417
Gross loss	(643)	(217)

Operating expenses:
Selling, general, and administrative	29,844	3,713
Research and development	13,478	3,583
Total operating expenses	43,322	7,296
Operating loss	(43,965)	(7,513)

Interest income (expense), net	634	(3)
SAFE Instruments remeasurement	(86,907)	—
Warrant remeasurement	(6,651)	(7)
Other (expense) income, net	(517)	86
Net loss before taxes	(137,406)	(7,437)
Provision for income taxes	(2)	—
Net loss	(137,408)	(7,437)
Other comprehensive loss, net of taxes
Unrealized losses on available-for-sale securities	(17)	—
Cumulative translation adjustment	13	—
Total comprehensive loss	$(137,412)	$(7,437)

Loss per share
Loss per share – Basic and Diluted	$(11.48)	$(0.93)
Weighted average number of shares outstanding – Basic and Diluted	11,970,550	7,978,512

The accompanying notes are an integral part of these audited Consolidated Financial Statements.

Heliogen, Inc.

Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity (Deficit)

($ in thousands, except share data)

			Shareholders’ Equity (Deficit)
	Convertible Preferred Stock		Special Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
December 31, 2019	50,588,630	$35,691	1	$—	3,867,136	$4	$996	$—	$(21,735)	$(20,735)
Retroactive application of Exchange Ratio	51,260,712	—	1	—	3,918,511	(3)	3	—	—
December 31, 2019 as adjusted	101,849,342	35,691	2	—	7,785,647	1	999	—	(21,735)	(20,735)

Net loss	—	—	—	—	—	—	—	—	(7,437)	(7,437)
Issuance of preferred shares, net of issuance costs of $20.0 thousand	16,037,640	10,241	—	—	—	—	—	—	—	—
Special Stock conversion	—	—	(2)	—	2	—		—		—
Share-based compensation	—	—	—	—	—	—	278	—	—	278
Shares issued for stock options exercised	—	—	—	—	375,179	—	32	—	—	32
December 31, 2020	117,886,982	$45,932	—	$—	8,160,828	$1	$1,309	$—	$(29,172)	$(27,862)

Net loss (As Restated)	—	—	—	—	—	—	—	—	(137,408)	(137,408)
Other comprehensive loss	—	—	—	—	—	—	—	(4)	—	(4)
Share-based compensation	—	—	—	—	—	—	11,380	—	—	11,380
Shares issued for stock options exercised	—	—	—	—	4,756,937	—	462	—	—	462
Shares issued for stock warrants exercised	—	—	—	—	199,315	—	30	—	—	30
Conversion of preferred stock to common stock	(117,886,982)	(45,932)	—	—	121,038,967	12	45,920	—	—	45,932
Conversion of stock warrants to common stock	—	—	—	—	582,509	—	3,011	—	—	3,011
Conversion of SAFE instruments to common stock	—	—	—	—	20,080,464	2	170,316	—	—	170,318
Reverse recapitalization and PIPE financing, net	—	—	—	—	28,548,017	3	148,196	—	—	148,199
December 31, 2021 (As Restated)	—	$—	—	$—	183,367,037	$18	$380,624	$(4)	$(166,580)	$214,058

The accompanying notes are an integral part of these audited Consolidated Financial Statements.

Heliogen, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

	Years Ended December 31,
	2021 (As Restated)	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(137,408)	$(7,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	562	139
Share-based compensation	11,380	278
SAFE Instruments remeasurement	86,907	—
Warrant remeasurement	6,651	7
Provision for contract losses, net	397	—
Non-cash operating lease expense	1,277	134
Other non-cash operating activities	583	—
Changes in assets and liabilities:
Receivables	(3,597)	—
Prepaid and other current assets	(497)	(150)
Other long-term assets	(2,571)	—
Trade payables	1,885	(51)
Accrued expenses and other current liabilities	4,245	212
Contract liabilities	123	—
Operating lease liabilities	(1,061)	(134)
Other long-term liabilities	69	—
Net cash used in operating activities	(31,055)	(7,002)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,836)	(295)
Purchases of available-for-sale investments	(49,304)	—
Maturities of available-for-sale investments	16,224	—
Acquisition of HelioHeat, net of cash acquired	(1,684)	—
Other investing activities	(46)
Net cash used in investing activities	(38,646)	(295)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred shares, net of issuance costs of $13.3 thousand	—	10,242
Proceeds from SAFE Instruments, net of issuance costs of $30.1 thousand	83,411	—
Proceeds from Business Combination with Athena, net of transaction costs	159,400	—
Proceeds from Paycheck Protection Program loan	—	411
Repayments on Paycheck Protection Program loan	(411)	—
Proceeds from exercise of stock options	524	33
Proceeds from exercise of common stock warrants	30	—
Other financing costs	(6)	—
Net cash provided by financing activities	242,948	10,686
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	173,247	3,389
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE YEAR	18,334	14,945
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE YEAR	$191,581	$18,334

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

Heliogen, Inc.

Notes to the Consolidated Financial Statements

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

Conversion and Exchange of Equity in Business Combination

●	At the effective time of the Merger (the “Effective Time”), as a result of the Merger, each share of Legacy Heliogen capital stock that was then issued and outstanding (other than dissenting shares and shares owned by Athena, Merger Sub or Legacy Heliogen immediately prior to the Effective Time) was cancelled and converted into the right to receive 2.013 shares (the “Exchange Ratio”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”).

●	At the Effective Time, as a result of the Merger, each option to purchase Legacy Heliogen capital stock that was outstanding and unexercised immediately prior to the Effective Time was assumed by the Company and converted into an option to purchase a number of shares of Common Stock (such option, an “Exchanged Option”) equal to the product (rounded down to the nearest whole number) of (x) the number of shares of Legacy Heliogen capital stock subject to such Legacy Heliogen option immediately prior to the Effective Time and (y) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (1) the exercise price per share of such Legacy Heliogen option immediately prior to the Effective Time, divided by (2) the Exchange Ratio. Except as specifically provided in the Business Combination Agreement, following the Effective Time, each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding Legacy Heliogen option immediately prior to the Effective Time.

●	At the Effective Time, as a result of the Merger, each award of restricted stock units (“RSU Award”) in respect of Legacy Heliogen common stock outstanding as of immediately prior to the Effective Time was assumed by the Company and converted into an award of restricted stock units in respect of a number of shares of Common Stock (such award, an “Exchanged RSU Award”) equal to the product (rounded down to the nearest whole share) of (x) the number of shares of Legacy Heliogen common stock covered by the RSU Award and (y) the Exchange Ratio.

●	At the Effective Time, as a result of the Merger, each share of common stock of Merger Sub issued and outstanding immediately prior to the Effective Time was cancelled and converted into and exchanged for one validly issued, fully paid and nonassessable share of common stock, par value $0.001 per share, of Legacy Heliogen, the surviving corporation in the Merger.

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

Heliogen, Inc.

Notes to the Consolidated Financial Statements

The following summarizes the number and ownership of the Company’s Common Stock outstanding following the consummation of the Business Combination:

	Shares	%
Heliogen Stockholders(1)	154,819	84.4
Athena Public Stockholders	2,271	1.2
Sponsor Shares(2)(3)	9,267	5.1
Sponsor Shares(4)	510	0.3
PIPE Investors	16,500	9.0
Total (1)(2)	183,367	100.0

(1)	Excludes 40.8 million common shares issuable upon exercise of Heliogen’s outstanding stock options, 4.4 million common shares issuable upon vesting and settlement of Heliogen’s RSU Awards and 0.5 million restricted shares subject to vesting.

(2)	Does not take into account, at the time of the Closing Date, the dilutive impact of the shares of Common Stock issuable in connection with the Warrants (as defined in Note 5) totaling approximately 8.6 million shares, which became exercisable on March 18, 2022.

(3)	Shares attributable to Athena Technology Sponsor LLC (the “Sponsor”) received in exchange for the Class B common stock and private placement units (each unit comprising one share of common stock and one-third of one warrant) issued by Athena to the Sponsor in connection with Athena’s initial public offering.

(4)	Shares issued as consideration for anti-dilution rights waived by the Sponsor.

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

Heliogen, Inc.

Notes to the Consolidated Financial Statements

The Business Combination was accounted for as a reverse recapitalization in accordance with Accounting Standards Codifications (“ASC”) 805, Business Combinations, with no goodwill or other intangible assets recorded. Under this method of accounting, Athena was treated as the “accounting acquiree” and Legacy Heliogen as the “accounting acquirer” for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as Legacy Heliogen issuing equity for the net assets of Athena, followed by a recapitalization. The consolidated assets, liabilities, and results of operations of Legacy Heliogen comprise the historical consolidated financial statements of the post combination company, and Athena’s assets, liabilities and results of operations are consolidated with Legacy Heliogen beginning on the acquisition date. Accordingly, for accounting purposes, the consolidated financial statements of the post combination company represent a continuation of the historical consolidated financial statements of Legacy Heliogen, and the net assets of Athena are stated at historical cost, with no goodwill or other intangible assets recorded. This accounting determination was primarily based on the following as of the date of the Business Combination:

●	Legacy Heliogen was assessed and determined not to be a variable interest entity (“VIE”) of Athena following the Merger, thus the voting interest model was applied;

●	The pre-combination equity holders of Legacy Heliogen will hold the majority of shares of Common Stock and voting rights in the post combination company;

●	Legacy Heliogen has the ability, pursuant to the Business Combination, to appoint six (6) of the seven (7) members of the post combination company’s Board of Directors (the “Board”);

●	Senior management of Legacy Heliogen will comprise the senior management of the post combination company; and

●	Operations of Legacy Heliogen will comprise the ongoing operations of post combination company.

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

Heliogen, Inc.

Notes to the Consolidated Financial Statements

The effects of correcting the immaterial errors in our previously filed Condensed Consolidated Financial Statements are as follows:

Condensed Consolidated Balance Sheets (amounts in thousands)

	As of June 30, 2021			As of March 31, 2021
	As Initially Reported	Adjustments	As Revised	As Initially Reported	Adjustments	As Revised
Total assets	$101,838	$—	$101,838	$92,229	$—	$92,229
Contract liabilities	1,944	(275)	1,669	2,439	75	2,514
Accrued expenses and other current liabilities(1)	2,663	(271)	2,392	997	(191)	806
Total current liabilities	6,466	(546)	5,920	4,019	(116)	3,903
Accumulated deficit	(90,107)	546	(89,561)	(33,344)	116	(33,228)
Total shareholders’ deficit	(87,986)	546	(87,440)	(31,591)	116	(31,475)
Total liabilities, convertible preferred stock, and shareholders’ deficit	$101,838	$—	$101,838	$92,229	$—	$92,229

(1)	At June 30, 2021, accrued expenses and other payables and current operating lease liabilities were combined and presented as accrued expenses and other current liabilities. Balances at March 31, 2021 have been conformed to the updated presentation.

Condensed Consolidated Statements of Operations and Comprehensive Loss (amounts in thousands, except per share amounts)

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	As Initially Reported	Adjustments	As Revised	As Initially Reported	Adjustments	As Revised
Revenue	$687	$158	$845	$1,086	$275	$1,361
Cost of sales	687	158	845	1,086	275	1,361
Gross profit	—	—	—	—	—	—

Selling, general and administrative	4,340	(80)	4,260	6,683	(271)	6,412
Research and development	2,823	(158)	2,665	4,548	(275)	4,273
Total operating expenses	7,163	(238)	6,925	11,231	(546)	10,685
Operating loss	$(7,163)	$238	$(6,925)	$(11,231)	$546	$(10,685)

Net loss	$(56,571)	$238	$(56,333)	$(60,935)	$546	$(60,389)
Total comprehensive loss	$(56,573)	$238	$(56,335)	$(60,949)	$546	$(60,403)

Loss per share – Basic	$(10.72)	$0.04	$(10.68)	$(12.03)	$0.11	$(11.92)
Loss per share – Diluted	$(10.72)	$0.04	$(10.68)	$(12.03)	$0.11	$(11.92)

Heliogen, Inc.

Notes to the Consolidated Financial Statements

	Three Months Ended March 31, 2021
	As Initially Reported	Adjustments	As Revised
Revenue	$591	$(75)	$516
Cost of sales	591	(75)	516
Gross profit	—	—	—

Selling, general and administrative	2,343	(191)	2,152
Research and development	1,533	75	1,608
Total operating expenses	3,876	(116)	3,760
Operating loss	$(3,876)	$116	$(3,760)

Net loss	$(4,172)	$116	$(4,056)
Total comprehensive loss	$(4,184)	$116	$(4,068)

Loss per share – Basic	$(0.86)	$0.02	$(0.84)
Loss per share – Diluted	$(0.86)	$0.02	$(0.84)

The adjustments summarized above and below reduced the increases to Accumulated Deficit and Total Shareholders’ Deficit presented in the Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Deficit for the three months ended June 30, 2021 and March 31, 2021 by $0.2 million and $0.1 million, respectively.

Condensed Consolidated Statements of Cash Flows (amounts in thousands)

	Six Months Ended June 30, 2021			Three Months Ended March 31, 2021
	As Initially Reported	Adjustments	As Revised	As Initially Reported	Adjustments	As Revised
Net loss	$(60,935)	$546	$(60,389)	$(4,172)	$116	$(4,056)

Changes in asset and liabilities:
Accrued expenses and other current liabilities(1)	1,384	(271)	1,113	418	(191)	227
Contract liabilities	1,944	(275)	1,669	2,439	75	2,514
Net cash used in operating activities	$(8,502)	$—	$(8,502)	$(625)	$—	$(625)

(1)	At June 30, 2021, accrued expenses and other payables and current operating lease liabilities were combined and presented as accrued expenses and other current liabilities. Balances at March 31, 2021 have been conformed to the updated presentation.

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

Accounts Receivable

We record accounts receivable based on contracted prices when we obtain an unconditional right to payment under the terms of our contracts. The carrying value of such receivables, net of the allowance for credit losses, represents the estimated net realizable value. Payment terms for sales are generally due upon demand or within 60 days of satisfying the associated performance obligations. As a practical expedient, we do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less. We typically do not include extended payment terms in our contracts with customers.

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

Heliogen, Inc.

Notes to the Consolidated Financial Statements

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

We begin depreciation for our property, plant, and equipment when the assets are placed in service. We consider such assets to be placed in service when they are both in the location and condition for their intended use. We compute depreciation expense using the straight-line method over the estimated useful lives of assets. We depreciate leasehold improvements over the shorter of their estimated useful lives or the remaining term of the lease. The estimated useful life of an asset is reassessed whenever applicable facts and circumstances indicate a change in the estimated useful life of such asset has occurred. See Note 7 to our consolidated financial statements for our discussion on property, plant and equipment. Depreciation expense for property, plant, and equipment was $0.5 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively, and is recorded in Selling, General and Administrative Expense.

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

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Goodwill is not amortized but is evaluated for impairment at the reporting unit level. The Company determined it has one reporting unit as of December 31, 2021, which is the same as its single operating segment. The Company performs its goodwill impairment evaluation at least annually, as of October 1, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying value. The Company may first apply a qualitative assessment to determine if it is more likely than not that goodwill is impaired. If the qualitative assessment indicates that it is more likely than not that impairment exists, or if the Company chooses to bypass the assessment, a quantitative assessment is performed, which involves comparing the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its estimated fair value, the Company would record an impairment loss equal to the excess. The Company performed its annual goodwill assessment as of October 1, 2021 and concluded it was more likely than not that the fair value of our reporting unit exceeds its carrying value, and no impairment loss was recognized during the year ended December 31, 2021.

As of December 31, 2021, the Company had goodwill of $4.2 million related to our acquisition of HelioHeat GmbH (“HelioHeat”) in September 2021 (the “HelioHeat Acquisition”). See Note 6 for additional information on the HelioHeat Acquisition and goodwill. The Company had no goodwill balance as of December 31, 2020, and there were no accumulated impairment losses as of December 31, 2021 and 2020.

Heliogen, Inc.

Notes to the Consolidated Financial Statements

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

Heliogen, Inc.

Notes to the Consolidated Financial Statements

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

As a practical expedient, we do not adjust the consideration in a contract for the effects of a significant financing component when we expect, at contract inception, that the period between a customer’s advance payment and our transfer of a promised product or service to the customer will be one year or less. Additionally, we do not adjust the consideration in a contract for the effects of a significant financing component when the consideration is received as a form of performance security.

Heliogen, Inc.

Notes to the Consolidated Financial Statements

Government Grants

We assess government contracts received, including cost reimbursement agreements, to determine if the agreement should be accounted for as an exchange transaction or a grant. An agreement is accounted for as a grant if the resource provider does not receive commensurate value in return for the assets transferred. The Company accounts for government contracts in which the resource provider is not receiving commensurate value as a government grant through analogy to International Accounting Standards 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance. Funds to be received under a government grant are presented as grant revenue if the grant is providing support for the Company’s ongoing major and central, revenue-generating activities. Grant revenue is recognized as the related reimbursable expenses are incurred and both of the following conditions are met: (1) we are able to comply with the relevant conditions of the grant and (2) the grant will be received. Grant revenue is presented gross of the related reimbursable expenses in the Company’s consolidated statements of operations; the related reimbursable expenses are expensed as incurred and presented separately as cost of grant revenue. See Note 4 of our consolidated financial statements for further discussion on government grants.

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

Heliogen, Inc.

Notes to the Consolidated Financial Statements

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

Fair Value Measurements

We measure certain assets and liabilities at fair value, which is defined as the price that would be received from the sale of an asset or paid to transfer a liability (i.e., an exit price) on the measurement date in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. Our fair value measurements use the following hierarchy, which prioritizes valuation inputs based on the extent to which the inputs are observable in the market.

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

Heliogen, Inc.

Notes to the Consolidated Financial Statements

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). The amendment establishes financial disclosure requirements for business entities that receive government assistance that they account for by analogizing to a grant model (for example, in International Accounting Standard (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance), or a contribution model (for example, in ASC 958-605, Not-for-Profit Entities - Revenue Recognition). The Company early adopted this standard effective December 31, 2021 and has included the required disclosures in Note 4 related to its government grant awarded in 2021.

3. Restatement of Previously Issued Consolidated Financial Statements

As part of the Company’s accounting for revenue contracts with customers during the first quarter of 2022, management considered ongoing contracts that were entered into and accounted for during the year ended December 31, 2021. During this evaluation, management determined that a government contract which had previously been assessed as within the scope of ASC 606, Revenue from Contract with Customers (“ASC 606”), represents a government grant and therefore not within the scope of ASC 606. The impact of this revised conclusion resulted in (i) the separate presentation of amounts previously presented as revenue and cost of revenue as grant revenue and cost of grant revenue, respectively, (ii) no change in total revenue, and (iii) a reduction in total cost of revenue, including the reversal of a contract loss recognized during the year ended December 31, 2021. There were also related changes to the consolidated balance sheet as of December 31, 2021, the consolidated statements of operations and comprehensive loss, consolidated statement of convertible preferred stock and shareholder’s equity (deficit), and consolidated statement of cash flows, each for the year ended December 31, 2021, and the Company’s loss per share. Additionally, management recorded an immaterial correction resulting in an increase to cost of revenue and decrease to selling, general and administrative expense. No adjustments were identified as of and for the year ended December 31, 2020. Refer to Note 2 for discussion of the Company’s accounting for government grants and Note 4 for amounts recognized relating to its government grant.

The following table sets forth the consolidated balance sheet, including the balances as reported, adjustments and the as restated balances as of December 31, 2021:

	As of December 31, 2021
$ in thousands	As Reported	Adjustments	As Restated
Contract loss provisions	$5,180	$(4,783)	$397
Total current liabilities	17,312	(4,783)	12,529
Total liabilities	48,173	(4,783)	43,390

Accumulated deficit	(171,363)	4,783	(166,580)
Total shareholders’ equity	209,275	4,783	214,058

Heliogen, Inc.

Notes to the Consolidated Financial Statements

The following table sets forth the consolidated statement of operations, including the balances as reported, adjustments and the as restated balances as of the years ended December 31, 2021:

	Year ended December 31, 2021
$ in thousands, except per share data	As Reported	Adjustments	As Restated
Revenue:
Sales revenue	$8,804	$(1,442)	$7,362
Grant revenue	—	1,442	1,442
Total revenue	8,804	—	8,804
Cost of revenue:
Cost of revenue	7,203	(1,441)	5,762
Cost of grant revenue	—	3,177	3,177
Provision for contract losses	6,485	(5,977)	508
Total cost of revenue	13,688	(4,241)	9,447
Gross loss	(4,884)	4,241	(643)

Selling, general, and administrative	30,386	(542)	29,844
Total operating expenses	43,864	(542)	43,322

Operating loss	(48,748)	4,783	(43,965)

Net loss before taxes	(142,189)	4,783	(137,406)
Net loss	(142,191)	4,783	(137,408)
Total comprehensive loss	$(142,195)	$4,783	$(137,412)

Loss per share – Basic and Diluted	(11.88)	0.40	(11.48)

The adjustments summarized above reduced Accumulated Deficit and increased Total Shareholders’ Equity presented in the Consolidated Statements of Convertible Preferred Stock and Shareholders’ Deficit for the year ended December 31, 2021 by $4.8 million.

The following table sets forth the consolidated statement of cash flows including the balances as reported, adjustments and the as restated balances as of the years ended December 31, 2021:

	Year ended December 31, 2021
$ in thousands	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net Loss	$(142,191)	$4,783	$(137,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for contract losses, net	5,180	(4,783)	397

Heliogen, Inc.

Notes to the Consolidated Financial Statements

4. Revenue (As Restated)

Disaggregated Revenue

We disaggregate revenue into the following revenue categories:

	Years ended December 31,
$ in thousands	2021 (As Restated	2020
Project revenue	$900	$—
Services revenue	6,462	200
Grant revenue	1,442	—
Total revenue	$8,804	$200

Project revenue consists of amounts recognized under contracts with customers for the development, construction and delivery of commercial-scale concentrated solar energy facilities. Services revenue consists of amounts recognized under contracts with customers for the provision of engineering, R&D or other similar services in our field of expertise. Revenue recognized during 2021 and 2020 included non-governmental customers in Australia and Europe.

In the fourth quarter of 2021, the Company finalized a $39.0 million award (the “DOE Award”) with the U.S. Department of Energy’s Solar Energy Technology Office (the “DOE”), of which $3.9 million will be paid directly by the DOE to another party providing services under the DOE Award at the Company’s direction. Under the DOE Award, the Company will apply up to $35.1 million in funds received under the DOE Award pursuant to budget periods defined in the DOE Award through 2024 as reimbursement for costs incurred in completing the tasks specified in the DOE Award that are part of the commercial scale facility being constructed for a third-party customer pursuant to a separate customer contract. The amount and timing of funds received under the DOE Award will be determined by reimbursable costs, including permitted indirect costs, incurred in completing specific tasks. The DOE Award contains certain terms and conditions which requires the Company to comply with government regulations related to accounting and reporting and requires the Company to perform the tasks within specified time periods in a satisfactory manner. Noncompliance with any of the terms or conditions under the DOE Award could impact the Company’s ability to receive all funds allocated under the DOE Award or could result in the recapture of amounts paid to the Company by the DOE. Management has evaluated the recapture provisions with the DOE Award and concluded that it is not probable that the recapture provisions will be triggered. Both the Company and DOE can terminate the DOE Award for convenience. Under such a termination, the Company will be permitted to seek reimbursement of valid costs incurred, including permitted indirect costs, through the date of termination. Amounts reimbursable under the DOE Award for the year ended December 31, 2021 and presented as grant revenue were approximately $1.4 million related to which the Company recognized $3.2 million of incurred costs presented as cost of grant revenue.

Performance Obligations

Revenue recognized under contracts with customers relates solely to the performance obligations satisfied in 2021 with no revenue recognized from performance obligations satisfied in prior periods. We expect to recognize revenue of approximately $3.4 million through 2023 for the remaining work over the noncancelable term under our existing contracts with customers. During the year ended December 31, 2021, we recognized provisions for contract losses of $0.5 million related to two contracts with customers as estimated costs to satisfy performance obligations exceeded consideration to be received, of which we amortized $0.1 million as a reduction to cost of sales incurred during 2021.

Accounts Receivable and Contract Assets

As of December 31, 2021, our receivables of $3.9 million included $2.1 million accounts receivables related to our contracts with customers which consisted of trade receivables of $0.9 million and contract assets of $1.2 million. Additionally, our receivables included $1.4 million of unbilled amounts related to the DOE Award at December 31, 2021 that were reimbursable to the Company based on qualifying costs incurred during 2021. We had no accounts receivable balance as of December 31, 2020.

Heliogen, Inc.

Notes to the Consolidated Financial Statements

Contract Liabilities

As of December 31, 2021, our contract liabilities for contracts with customers were $0.5 million, respectively. Activity included in contract liabilities during the 2021 primarily consisted of additions for deferred revenue of $5.8 million offset by revenue recognized of $5.3 million. We had no contract liability balance as of December 31, 2020.

5. Convertible Instruments and Equity

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

Following the conversion of the Legacy Heliogen preferred stock immediately prior to the Effective Time and pursuant to the Company’s Second Amended and Restated Certificate of Incorporation, as of December 31, 2021, we had authorized 10,000,000 shares of preferred stock, $0.0001 par value, of which no shares have been issued. The Board has the authority to issue shares of preferred stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of those shares.

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

Heliogen, Inc.

Notes to the Consolidated Financial Statements

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

6.	Acquisition

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

The components of the preliminary fair value of consideration transferred are as follows ($ in thousands):

Cash paid at closing(1)	$1,714
Contingent consideration	2,009
Settlement of pre-existing relationship	45
Total fair value of consideration transferred	$3,768

(1)	Includes $0.5 million of cash paid to an escrow that becomes payable to the selling shareholders of HelioHeat to the extent the funds are not used to offset certain costs incurred for the assumed customer projects. The amount is being treated as consideration transferred as the release of the funds is likely to occur.

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

Heliogen, Inc.

Notes to the Consolidated Financial Statements

The following table summarizes the preliminary purchase price allocation as of the acquisition date ($ in thousands):

Cash and cash equivalents	$30
Prepaid and other current assets	33
Property, plant and equipment, net	6
Goodwill	4,204
Total assets acquired	4,273
Accrued expenses and other current liabilities	74
Contract liabilities(1)	390
Debt	41
Total liabilities assumed	505
Net assets acquired	$3,768

(1)	The acquired contract liability for the assumed customer contracts was measured in accordance with ASC 606 pursuant to ASU 2021-08, which the Company early adopted.

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

7. Property, Plant and Equipment

The balance of property, plant and equipment, net is as follows:

	Estimated Useful	December 31,
$ in thousands	Lives in Years	2021	2020
Property, plant, and equipment, gross
Leasehold improvements	5 - 7	$699	$575
Computer equipment	2 - 3	1,532	149
Machinery, vehicles, and other equipment	5 - 10	1,188	60
Furniture and fixtures	2 - 5	314	10
Construction in progress		1,076	—
Total property, plant, and equipment, gross		4,809	794
Accumulated depreciation		(707)	(219)
Total property, plant, and equipment, net		$4,102	$575

Heliogen, Inc.

Notes to the Consolidated Financial Statements

8. Accrued expenses and other current liabilities

The following summarizes the balances of accrued expenses and other current liabilities:

	Years Ended December 31,
$ in thousands	2021	2020
Payroll and other employee benefits	$862	$155
Professional fees	1,379	108
Research and development costs	1,895	—
Operating lease liabilities, current portion	2,240	209
Other accrued expenses	598	53
Total accrued expenses and other current liabilities	$6,974	$525

9. Income Taxes

The domestic and foreign components of pre-tax income are as follows:

	Years Ended December 31,
$ in thousands	2021 (As Restated)	2020
Domestic	$(136,753)	$(7,437)
Foreign	(653)	—
Total loss before tax	$(137,406)	$(7,437)

For the year ended December 31, 2021, the Company recorded state tax expense of $2 thousand with no amounts recorded for federal or foreign taxes. No income tax expense or benefit was recorded for the year ended December 31, 2020. The effective tax rate of the provision for income tax differs from the federal statutory rate as follows for the periods indicated:

	Years Ended December 31,
$ in thousands	2021 (As Restated)		2020
U.S. federal statutory income tax rate	$(28,855)	21.0%	$(1,562)	21.0%
State taxes, net of federal benefit	(3,590)	2.6%	(75)	1.0%
SAFE instruments remeasurement	18,250	(13.3)%	—	—%
Warrant liability remeasurement	1,397	(1.0)%	—	—%
Transaction costs	(1,531)	1.1%	—	—%
Valuation allowance	14,531	(10.6)%	1,770	(23.8)%
Other	(200)	0.2%	(133)	1.8%
Income tax expense	$2	—%	$—	—%

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

	Years Ended December 31,
$ in thousands	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$19,816	$5,605
Stock compensation	1,705	158
Operating lease liability	4,896	171
Other	1,619	606
Gross deferred tax assets	28,036	6,540
Less: Valuation allowance	(21,238)	(6,258)
Net deferred tax assets	6,798	282
Deferred tax liabilities:
Depreciation and amortization	(887)	(111)
Right of use asset	(4,824)	(171)
Other	(1,087)	—
Net deferred income taxes	$—	$—

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances, future tax projections and availability of taxable income in the carryback period, the Company recorded a valuation allowance against the federal and state deferred tax assets of $21.2 million.

As of December 31, 2021, the Company has federal net operating losses of $74.2 million, state net operating losses of $48.3 million and foreign net operating losses of $0.3 million. The federal and state net operating losses will expire starting with 2033. As of December 31, 2020, the Company had federal net operating losses of $25.9 million and state net operating losses of $1.9 million, which will expire starting in 2033.

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

10. Share-based Compensation

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

Heliogen, Inc.

Notes to the Consolidated Financial Statements

11. Losses Per Share

Basic and diluted losses per share (“EPS”) were as follows ($ in thousands):

	Years ended December 31,
	2021 (As Restated)	2020
Numerator
Net loss	$(137,408)	$(7,437)
Denominator
Denominator for basic EPS – weighted-average shares	11,970,550	7,978,512
Effect of dilutive securities	—	—
Denominator for diluted EPS – weighted-average shares	11,970,550	7,978,512

EPS – Basic and Diluted	$(11.48)	$(0.93)

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

12. Related Party Transactions

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

In May 2021, Heliogen sub-leased a portion of its office space in Pasadena, CA to Idealab for a term of seven years. Refer to Note 13 – Leases for further discussion of our new Pasadena, CA office space lease. The sub-lease has an initial annual base rent of approximately $150,000 and contains a 3% per annum escalation clause. The sub-lease is subject to termination by either party upon six months prior written notice. Concurrently with the parties’ entering into the sub-lease agreement, Idealab and Heliogen also entered into certain property management and shared facilities staffing agreements, which provide that Heliogen pays Idealab approximately $3,000 per month for building management services and approximately $13,000 per month for shared facilities staff and services (with proportional reimbursement of salaries). Such agreements are subject to termination right by either party with 90 days’ prior written notice. For the year ended December 31, 2021, we recognized $85 thousand in rental revenue reported within other income (expense), net in our Consolidated Statements of Operations and Comprehensive Loss.

Heliogen, Inc.

Notes to the Consolidated Financial Statements

The amounts charged to us or reimbursed by us under these agreements were as follows ($ in thousands):

	Years ended December 31,
	2021	2020
Administrative services provided by Idealab	$1,334	$536
Reimbursement to Idealab for expenses incurred	—	281
Total Idealab transactions	$1,334	$817

13. Leases

The Company enters into lease arrangements, primarily for real estate, all of which are classified as operating leases. There are no material residual value guarantees.

Pasadena, CA Lease. On May 23, 2021, we executed a seven-year lease for office space in Pasadena, California (the “Pasadena Office Lease”). The Pasadena Office Lease includes a termination option under which the Company can terminate the lease for any reason and at no cost, with proper notice, at any time effective on or after May 31, 2026. A portion of the office space subject to the Pasadena Office Lease is being subleased to Idealab. Refer to Note 12 for further discussion of the Idealab sublease.

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

14. Commitments and Contingencies

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

Heliogen, Inc.

Notes to the Consolidated Financial Statements

On August 30, 2021, the Company's predecessor, Athena, received a litigation demand letter (the “Class Vote Demand”) on behalf of Athena’s stockholder FWD LKNG GDD Irrevocable Trust. The Demand alleged that Athena violated Section 242(b)(2) of the Delaware General Corporation Law by not requiring separate class votes for holders of the Athena Class A and Class B Common Stock in connection with certain aspects of the business combination between Athena and Heliogen. According to the Class Vote Demand, a class vote was required under Section 242(b)(2) because consideration to the stockholders of Heliogen was to be paid in newly issued Common Stock, following elimination of the Class B Common Stock. While such separate class vote is not required pursuant to Section 242(b)(2) of the DGCL, the Company concluded that such separate class vote was advisable to prevent disruption to the proposed transaction with Heliogen, and to avoid the delay and expense of potential litigation and amended its Form S-4 Registration Statement to reflect that change. On January 20, 2022, the stockholders’ counsel asserted entitlement to an award of attorneys’ fees to reflect the benefit it purportedly obtained for all Athena stockholders. This matter was resolved in March 2022 with no material impact to our financial condition or results of operations.

15. Fair Value of Financial Instruments

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

The Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following table by fair value measurement level ($ in thousands):

		December 31,
Description	Level	2021	2020
Assets:
Investments	1	$32,332	$—
Liabilities:
Public Warrants	1	$14,167	$—
Private Warrants	2	396	—
Legacy Heliogen preferred stock warrants	3	—	46

Heliogen, Inc.

Notes to the Consolidated Financial Statements

The following table summarizes the reconciliation of our level 3 fair value measurements ($ in millions):

Instrument	December 31, 2020	Issuances(1)	Losses(2)	Conversion(3)	December 31, 2021
SAFE Instruments	$—	83,411	86,907	(170,318)	$—
Legacy Heliogen preferred stock warrants	$46	—	2,965	(3,011)	$—

(1)	Net of issuance costs.
(2)	The losses for the changes in the fair value of the SAFE Instruments and preferred stock warrants are reported in our Consolidated Statements of Operations and Comprehensive Loss in the line items SAFE Instrument remeasurement and warrant remeasurement, respectively.
(3)	On December 30, 2021, immediately prior to the Merger closing, the SAFE Instruments and preferred stock warrants were converted into 20,080,464 shares of common stock and 354,738 shares of common stock, respectively.

The fair value of the Public Warrants, which are publicly-traded, and is determined based on the closing price on the measurement date. Management has concluded that the fair value of the Private Warrants approximates the fair value of the Public Warrants due to the existence similar redemption provisions. Pursuant to the Warrant Agreement, all Warrants are subject to a similar provision that allows the Company to redeem the Warrants if the price of the Company’s common stock equals or exceeds $10.00. As a result, the Company has determined that the fair value of the Private Warrants at a specific date would be similar to that of the Public Warrants, and thus is also determined by using the closing price of the Public Warrants, which was $1.70 as of December 31, 2021.

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

16. Investments

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

17. Supplemental Cash Flow Information

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

The material weaknesses are as follows:

●	We did not design or maintain an effective control environment specific to the areas of financial reporting and its close process, including effective review of technical accounting matters (e.g., revenue recognition).

●	We did not design or maintain an effective control environment to ensure proper segregation of duties, including separate review and approval of journal entries and access within our accounting system.

Additionally, subsequent to filing our Annual Report on Form 10-K, management concluded that the DOE Award represented a government grant and was not within the scope of ASC 606. As such, amounts recorded in relation to the DOE Award as of and for the year ended December 31, 2021 were restated as presented elsewhere in this revised Annual Report on Form 10-K/A. Management concluded this restatement resulted from the same material weakness previously relating to effective review of technical accounting matters.

We are currently taking actions to remediate the deficiencies in our internal control over financial reporting and are implementing additional processes and controls designed to address the underlying causes associated with the above-mentioned deficiencies. We are committed to remediating the deficiencies described above and commenced remediation efforts during 2021 that will continue into fiscal year 2022. Our efforts to implement measures designed to improve our internal control over financial reporting to remediate these deficiencies include the following steps taken in 2021:

●	We added additional accounting resources, including a Chief Accounting Officer and head of SEC Reporting, who have the requisite background and knowledge in the application of U.S. GAAP and SEC rules and regulations.

●	We engaged external experts to complement internal resources and to provide support related to more complex applications of U.S. GAAP, tax and internal controls. We will continue to utilize outside resources, as necessary, to supplement our internal team.

●	We began the implementation of a new company-wide enterprise resource planning system. On October 1, 2021, we transitioned to our new enterprise resource planning system with improved information technology general controls (ITGCs), including segregated review and approval of journal entries. For 2022 and beyond, we have continued and will continue to implement incremental components of the enterprise resource planning system and other applications.

●	We developed and improved recurring accounting processes providing more timely and detailed review of complex and routine areas.

●	We formalized documentation of certain policies throughout the year.

●	We enhanced our process in accounting for, and documenting our positions related to, complex accounting topics throughout the year, including, but not limited to, new controls in the areas of management review, segregation of duties, journal entry approval, and documentation and review of complex accounting matters.

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

With the foregoing in mind, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K/A. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting identified previously, which continue to exist as of December 31, 2021 as discussed above. Notwithstanding the existence of the material weaknesses described above, management believe that the consolidated financial statements in this Annual Report on Form 10-K/A fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods and dates presented in accordance with United States generally accepted accounting principles.

This Annual Report on Form 10-K/A does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”

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

Project Agreement

Under the commercial-scale demonstration agreement (the “Project Agreement”), Heliogen and Woodside have agreed to complete the engineering, procurement, and construction of a new 5 MWe concentrated solar energy facility (the “Facility”) to be built in Mojave, California for testing, research and development. The Facility is expected to serve as basis for developing larger scale power generation facilities to be developed, engineered, procured and constructed under separate agreements between the parties. Pursuant to the Project Agreement, Woodside has pledged up to $50 million to complete the Facility. In addition, Heliogen will apply its previously announced $39 million award from the U.S. Department of Energy to deploy and test an innovative approach to converting the thermal energy produced by Heliogen’s facility into power. Once the Facility is completed and all other requirements of the DOE Award are met, ownership of the Facility will be transferred to Woodside.

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

●	Class I consist of Phyllis W. Newhouse and Suntharesan Padmanathan, whose terms will expire at Heliogen’s first annual meeting of stockholders to be held in 2022;

●	Class II consist of Stacey Abrams and David Crane, whose terms will expire at Heliogen’s second annual meeting of stockholders to be held in 2023; and

●	Class III consists of Bill Gross, Robert Kavner and Julie Kane, whose terms will expire at Heliogen’s third annual meeting of stockholders to be held in 2024.

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

The functions of this committee include, among other things:

●	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

●	reviewing our financial reporting processes and disclosure controls;

●	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

●	reviewing the adequacy and effectiveness of our internal control policies and procedures, including the responsibilities, budget, staffing and effectiveness of our internal audit function;

●	reviewing with the independent auditors the annual audit plan, including the scope of audit activities and all critical accounting policies and practices to be used by us;

●	obtaining and reviewing at least annually a report by our independent auditors describing the independent auditors’ internal quality control procedures and any material issues raised by the most recent internal quality-control review;

●	monitoring the rotation of partners of our independent auditors on our engagement team as required by law;

●	prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;

●	reviewing our annual and quarterly financial statements and reports, including the disclosures contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;

●	reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls and critical accounting policies;

●	reviewing with management and our auditors any earnings announcements and other public announcements regarding material developments;

●	establishing procedures for the receipt, retention and treatment of complaints received by Heliogen regarding financial controls, accounting, auditing or other matters;

●	preparing the report that the SEC requires in our annual proxy statement;

●	reviewing and providing oversight of any related party transactions in accordance with our related party transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities;

●	reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented; and

●	reviewing and evaluating on an annual basis the performance of the audit committee and the audit committee charter.

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

Compensation and Human Capital Committee

Our compensation and human capital committee consists of David Crane, Suntharesan Padmanathan and Phyllis W. Newhouse. David Crane serves as the chair of the compensation and human capital committee. The Board has determined that each of the members of the compensation and human capital committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfy the independence requirements of NYSE. The functions of the committee include, among other things:

●	reviewing and approving the corporate objectives that pertain to the determination of executive compensation;

●	reviewing and approving the compensation and other terms of employment of Heliogen’s executive officers;

●	reviewing and approving performance goals and objectives relevant to the compensation of Heliogen’s executive officers and assessing their performance against these goals and objectives;

●	making recommendations to the Board regarding the adoption or amendment of equity and cash incentive plans and approving amendments to such plans to the extent authorized by the Board;

●	reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;

●	administering Heliogen’s equity incentive plans, to the extent such authority is delegated by the Board;

●	reviewing and approving the terms of any compensation plans, including salary, long-term incentives, bonuses, perquisites, equity incentives, severance arrangements, retirement benefits and other related benefits and benefit plans and any other material arrangements for Heliogen’s executive officers;

●	reviewing with management Heliogen’s disclosures under the caption “Compensation Discussion and Analysis” in Heliogen’s periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;

●	reviewing the human capital management practices related to Heliogen’s talent generally, including how Heliogen recruits, develops, and retains people;

●	preparing an annual report on executive compensation that the SEC requires in Heliogen’s annual proxy statement; and

●	reviewing and evaluating on an annual basis the performance of the compensation and human capital committee and recommending such changes as deemed necessary with the Board.

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Julie Kane, Stacey Abrams and Robert Kavner. Julie Kane serves as the chair of the nominating and corporate governance committee. The Board has determined that each of the members of Heliogen’s nominating and corporate governance committee satisfy the independence requirements of NYSE. The functions of this committee include, among other things:

●	identifying, reviewing and making recommendations of candidates to serve on the Board;

●	evaluating the performance of the Board, committees of the Board and individual directors and determining whether continued service on the Board is appropriate;

●	evaluating nominations by stockholders of candidates for election to the Board;

●	evaluating the current size, composition and organization of the Board and its committees and making recommendations to the Board for approvals;

●	developing a set of corporate governance policies and principles and recommending to the Board any changes to such policies and principles;

●	reviewing issues and developments related to corporate governance and identifying and bringing to the attention of the Board current and emerging corporate governance trends; and

●	reviewing periodically the nominating and corporate governance committee charter, structure and membership requirements and recommending any proposed changes to the Board, including undertaking an annual review of its own performance.

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

Limitation on Liability and Indemnification of Directors and Officers

The Certificate of Incorporation eliminates our directors’ liability for monetary damages to the fullest extent permitted by applicable law. The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

●	for any transaction from which the director derives an improper personal benefit;

●	for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

●	for any unlawful payment of dividends or redemption of shares; or

●	for any breach of a director’s duty of loyalty to the corporation or its stockholders.

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

Item 11. Executive Compensation

For the year ended December 31, 2021, Heliogen’s named executive officers were:

●	Bill Gross — Chief Executive Officer

●	Christiana Obiaya — Chief Financial Officer

●	Thomas Doyle — Chief Commercial Officer

2021 Summary Compensation Table

The following table shows for the years ended December 31, 2021 and December 31, 2020, compensation awarded or paid to, or earned by, the named executive officers.

	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)		Total ($)
Bill Gross	2021	$266,886	(2)	$—		$—	$36,752,913	$50,000	(3)	$36,752,913
Chief Executive Officer	2020	$231,450	(2)	$—		$—	$419,000	$—		$419,000

Christiana Obiaya	2021	$222,115		$100,000	(4)	$4,527,500	$893,050	$—		$5,742,665
Chief Financial Officer

Thomas Doyle	2021	$258,077		$31,272	(5)	$4,527,500	$84,800	$—		$4,901,649
Chief Commercial Officer

(1)	The amounts disclosed represent the aggregate grant date fair value of stock awards, which include restricted stock units (“RSU Award”) and stock options received under stock option agreements entered into between Heliogen and Heliogen’s named executive officers during 2021, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 without consideration to the probability of achieving any performances. The assumptions used in calculating the grant date fair value of the RSU Awards and stock options reported in the Stock Awards column and Options Awards column, respectively, are set forth in Note 10 to our audited consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021. These amounts do not reflect the actual economic value that may be realized by the named executive officer upon the vesting of the RSU Awards or stock options, the exercise of the stock options, or the sale of any common stock acquired under such RSU Awards or stock options, which will depend on factors including the continued service of the executive and the future value of Heliogen’s stock.
(2)	During 2020 and through November 29, 2021, Mr. Gross’ salary was paid by Idealab Studio, LLC (“Idealab”). Heliogen reimbursed Idealab for 100% of the cost of Mr. Gross’ services to Heliogen. On November 29, 2021, Mr. Gross entered into an employment agreement with Heliogen and Heliogen started paying his salary directly.
(3)	Represents reimbursement of attorney’s fees incurred in connection with the negotiation of Mr. Gross’s executive employment agreement.
(4)	Represents payment of a one-time bonus to Ms. Obiaya.
(5)	Represents payment of a one-time bonus for relocation expenses to Mr. Doyle.

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

Outstanding Equity Awards at 2021 Year-End

The following table presents information regarding outstanding equity awards held by Heliogen’s named executive officers as of December 31, 2021.

			Option Awards					Stock Awards(5)
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units that Have Not Vested ($)
Bill Gross	11/10/21	12/30/21	—	10,112,732	(2)	9.00	11/09/31
	12/21/20	12/21/20	1,258,303	3,774,910	(2)(3)	0.18	12/20/30
	12/06/18	06/26/18	3,557,666	652,044	(2)	0.09	12/05/28
Christiana Obiaya	03/09/21	03/08/21	—	1,006,642	(3)(4)	0.30	03/08/31
	11/10/21	—	—	—		—	—	503,321	$7,811,542
Thomas Doyle	01/23/21	01/19/21	—	1,006,642	(3)(4)	0.18	01/22/31
	11/10/21	—	—	—		—	—	503,321	$7,811,542

(1)	All of the option awards were granted under Heliogen’s 2013 Stock Incentive Plan.
(2)	This option is subject to a four-year vesting schedule, with 1/48 of the shares subject to such option vesting each month following the vesting commencement date, subject to the named executive officer’s continued service through each vesting date.
(3)	50% of any unvested shares subject to this option will accelerate and become immediately vested if, within six months after a change of control, the named executive officer is terminated by Heliogen other than for cause or the named executive officer resigns for good reason.
(4)	This option is subject to a four-year vesting schedule, with 25% of the shares subject to such option vesting on the first anniversary of the vesting commencement date and 1/48 of the shares subject to such option vesting each month thereafter, subject to the named executive officer’s continued service through each vesting date.
(5)	Represents the market value of RSU Awards based on the closing price of Heliogen’s common stock of $15.52 as of December 31, 2021.
(6)	6.25% of the shares underlying the RSU Awards vest in quarterly installments with the first installment vesting on March 15, 2022, subject to the named executive officer’s continuous service with Heliogen.
(7)	100% of any unvested shares subject to this option will accelerate and become immediately vested if, within twelve months after a change of control, the named executive officer is terminated by Heliogen other than for cause or the named executive officer resigns for good reason.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2021. Information is included for equity compensation plans approved by our stockholders. We do not have any equity compensation plans not approved by our stockholders.

	(a) Number of	(b)	(c) Number of Securities Remaining Available for Future
Plan Category	Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders
2013 Stock Incentive Plan(2)	45,268,225	$2.41	—
2021 Equity Incentive Plan(3)	—	—	11,884,163
2021 Employee Stock Purchase Plan(4)	—	—	4,753,665
Equity compensation plans not approved by security holders	—	—	—
TOTAL	45,268,225	$2.41	16,637,828

(1)	The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying RSU Awards, which have no exercise price.
(2)	Following the adoption of the 2021 Plan, no additional equity awards have been or will be granted under the 2013 Plan.
(3)	Our 2021 Plan provides that on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, the number of shares of common reserved for issuance thereunder is automatically increased by a number equal to (i) 4% of the total number of shares of our common stock outstanding on December 31 of the fiscal year before the date of such automatic increase, or (ii) a lesser number of shares determined by our Board of Directors prior to the applicable January 1. On January 1, 2022, the number of shares of common stock available for issuance under our 2021 Plan increased by 7,334,681 shares pursuant to these provisions. This increase is not reflected in the table above.
(4)	Our 2021 ESPP provides that on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, the number of shares of common reserved for issuance thereunder is automatically increased by a number equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the fiscal year before the date of such automatic increase, and (ii) 9,507,330 shares; provided that before the date of any such increase, our Board of Directors may determine that there will be no increase in the share reserve or that such increase will be less than the amount set forth in clauses (i) and (ii). On January 1, 2022, the number of shares of common stock available for issuance under our 2021 ESPP increased by 1,833,670 shares pursuant to these provisions. This increase is not reflected in the table above.

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

Non-Employee Director Compensation Policy

On December 30, 2021, our Board adopted an amended and restated non-employee director compensation policy. Pursuant to this policy, each member of our Board who is not our employee is eligible to receive the following compensation for his or her service as a member of our Board:

●	For directors that join our Board before December 31, 2021, an initial equity grant equal to $200,000, which vests ratably over a three-year period, with one-third vesting on each anniversary of the grant date, subject to the Board member’s continued service on our Board; and

●	An annual equity grant equal to $200,000, which fully vests on the earlier of (i) one year following the date of grant or (ii) the day before the next annual meeting following the applicable grant date, subject to the Board member’s continued service on our Board.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding the beneficial ownership of the common stock as of March 25, 2022, by:

●	each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of the common stock;

●	each of our current named executive officers and directors; and

●	all of our current executive officers and directors, as a group.

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

	Beneficial Ownership
Name of Beneficial Owner(1)	Shares	%
5% Stockholders
Entities affiliated with Prime Movers Lab Fund I LP(2)	26,598,734	14.4%
Nant Capital, LLC(3)	25,657,986	13.8%
NeoTribe Ventures I, L.P. for itself and as nominee for NeoTribe Associates I, L.P.(4)	24,417,330	13.2%
Idealab Holdings, LLC(5)	15,341,231	8.3%

Directors and Named Executive Officers
Bill Gross(6)	8,207,173	4.3%
Christiana Obiaya(7)	325,060	*
Tom Doyle(8)	367,004	*
Phyllis Newhouse(9)	4,298,472	2.3%
Robert Kavner	—	—%
Julie Kane	—	—%
David Crane	—	—%
Stacey Abrams(10)	15,000	*
Suntharesan Padmanathan	—	—%
All directors and current executive officers as a group (10 persons)(11)	15,176,709	7.8%

*	Represents	beneficial ownership of less than 1%.
(1)	Unless otherwise noted, the business address of those listed in the table above is 130 West Union Street Pasadena, California 91103.
(2)	This information is as of December 31, 2021 and is based on a Schedule 13G filed with the SEC on February 23, 2022 by Prime Movers Lab Fund I LP (“PML”), Prime Movers Lab GP I LLC (“PML GP I”), Prime Movers Lab GP II LLC (“PML GP II”), Heliogen PML SPV 1 LP (“Heliogen PML”) and Dakin Sloss. Consists of (i) 19,930,277 shares held by PML and (ii) 6,668,457 shares held by Heliogen PML. PML GP I is the general partner of PML and PML GP II is the general partner of Heliogen PML. Dakin Sloss is the manager of PML GP I and PML GP II and as a result may be deemed to have beneficial ownership of the shares held by PML and Heliogen PML. The address for each of the entities and individuals listed in this footnote is PO Box 12829, Jackson, WY 83002.
(3)	This information is as of December 31, 2021 and is based on a Schedule 13G filed with the SEC on February 23, 2022 by Nant Capital LLC (“Nant Capital”), California Capital Equity, LLC (“CalCap”) and Dr. Patrick Soon-Shiong. Nant Capital beneficially owns 24,646,323 shares of the Company’s common Stock. CalCap directly owns all of the equity interests of Nant Capital and Dr. Soon-Shiong directly owns all of the equity interests of CalCap. As a result, CalCap and Dr. Soon-Shiong may be deemed to beneficially own, and share with Nant Capital the power to vote and direct the vote, and the power to dispose or direct the disposition of, the 24,646,323 shares beneficially owned by Nant Capital. Dr. Soon-Shiong also directly beneficially owns 1,011,663 shares of the Company’s common stock. As a result, Dr. Soon-Shiong may be deemed to beneficially own, in the aggregate, 25,657,986 shares of the Company’s common stock. The address of the principal business office of Nant Capital, LLC is 450 Duley Road, El Segundo, CA 90245.
(4)	This information is as of December 31, 2021 and is based on a Schedule 13G filed with the SEC on February 14, 2022. Consists of 23,471,588 shares of common stock held by NeoTribe Ventures I, L.P. (“NTV”) and 945,742 shares of common stock held by NeoTribe Associates I, L.P. (“NTA”). This information is as of December 31, 2021 and is based on a Schedule 13G filed with the SEC on February 14, 2022 by NTV, NTA, NeoTribe Partners I, LLC (“NTP”) and Krishna Kolluri (“Kolluri”). NTP, the general partner of NTV and NTA, may be deemed to have sole power to vote and dispose of these shares, and Kolluri, the managing member of NTP, may be deemed to have sole power to vote and dispose of these shares. The address for each of the entities and individuals listed in this footnote is 2744 Sand Hill Road, Suite 150, Menlo Park CA 94025.
(5)	This information is as of December 31, 2021 and is based on a Schedule 13G filed with the SEC on March 10, 2022 by Idealab Holdings, LLC, a wholly-owned subsidiary of Idealab, a California corporation. Idealab is managed by a board of directors consisting of Bill Gross, Marcia Goodstein, Renee LaBran and Bob Kavner, and no single person has voting or dispositive authority over the securities reported herein. As such, each of the foregoing entities and individuals may be deemed to share beneficial ownership of the securities reported herein. Each of them disclaims any such beneficial ownership. The address for each of the entities and individuals listed in this footnote is 130 West Union Street, Pasadena, CA 91103.
(6)	Represents 1,589,488 shares of common stock and 6,617,685 shares issuable for vested and exercisable options.
(7)	Represents 293,603 shares issuable for vested and exercisable options within 60 days and 31,457 shares issuable upon vesting of RSUs within 60 days.
(8)	Represents 335,547 shares issuable for vested and exercisable options within 60 days and 31,457 shares issuable upon vesting of RSUs within 60 days.
(9)	The interests shown consist of (i) 3,713,656 shares of common stock following the automatic conversion of Athena’s Class B common stock on a one-for-one basis at the closing of the Business Combination and after giving effect to the waiver of the anti-dilution rights of Athena’s Class B common stock under Athena’s Charter pursuant to the A&R Sponsor Agreement, (ii) 246,483 shares of common stock issued in consideration of the Sponsor’s waiver of its anti-dilution rights under Athena’s Charter pursuant to the A&R Sponsor Agreement and (iii) 338,333 shares of common stock originally sold as private placement units simultaneously with the close of Athena’s initial public offering.
(10)	Stacey Yvonne Abrams has voting and/or investment control over the securities held by Brockington Hall, LLC (“Brockington”) and may be deemed to beneficially own the securities owned by Brockington.
(11)	Consists of (i) 5,902,960 shares beneficially owned by our current executive officers and directors, (ii) 9,201,399 shares issuable for vested and exercisable options within 60 days and (iii) 72,350 shares issuable upon vesting of RSUs within 60 days. Includes shares beneficially held by Mr. Schell, in addition to the shares held by the named executive officers and directors.

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

Legacy Heliogen Transactions and Agreements

Related Party Equity Financings

From April 2013 to December 2021, Legacy Heliogen issued:

(i)	an aggregate of 3,996,000 Series Seed Preferred Shares, an aggregate of 438,595 Series Seed-1 Preferred Shares and an aggregate of 1,672,818 Series Seed-2 Preferred Shares to Idealab Holdings, LLC (“Idealab Holdings”), one of Heliogen’s 5% or greater stockholders, for an aggregate purchase price of approximately $1.4 million;

(ii)	an aggregate of 8,374,898 Series A-1 Preferred Shares and an aggregate of 3,866,946 Series A-2 Preferred Shares to Nant Capital, LLC, one of Heliogen’s 5% or greater stockholders, for an aggregate purchase price of approximately $9.5 million,

(iii)	an aggregate of 9,305,442 Series A-1 Preferred Shares and an aggregate of 2,320,167 Series A-2 Preferred Shares to NeoTribe Ventures I, L.P. for itself and as nominee for NeoTribe Associates I, L.P., one of Heliogen’s 5% or greater stockholders, for an aggregate purchase price of approximately $8.0 million;

(iv)	an aggregate of 9,899,381 Series A-2 Preferred Shares to Prime Movers Lab Fund I LP, one of Heliogen’s 5% or greater stockholders, for an aggregate purchase price of approximately $12.8 million;

(v)	an aggregate of 289,855 Series Seed-3 Preferred Shares to Idealab Studio, LLC, one of Heliogen’s stockholders who may be deemed an affiliate of Idealab Holdings and who may be deemed to be controlled by Bill Gross, for an aggregate purchase price of approximately $200,000; and

(vi)	a SAFE note to Heliogen PML SPV 1LP, whose limited partners may be affiliates of Prime Movers Lab Fund I LP, for an aggregate purchase price of approximately $27.7 million.

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

Related-Person Transactions Policy

Our Board adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of related-person transactions. For purposes of our policy, a related-person transaction is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any related person are, were or will be participants, in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to us as an employee, consultant or director will not be considered related-person transactions under this policy.

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

In considering related-person transactions, our audit committee takes into account the relevant available facts and circumstances, which may include, but are not limited to:

●	the risk, cost and benefits to us;

●	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

●	the terms of the transaction; and

●	the availability of other sources for comparable services or products.

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

	Years ended December 31,
$ in thousands	2021	2020
Audit fees(1)	$1,184	$251

(1)	“Audit Fees” consist of fees in connection with the audit of the Company’s annual consolidated financial statements, audited financial statements presented in this Annual Report on Form 10-K, review of its quarterly financial statements presented in our quarterly reports on Form 10-Q and services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years. Included in the 2020 Audit Fees, with respect to Legacy Heliogen, are fees incurred for the audit of Legacy Heliogen’s financial statements as of and for the years ended December 31, 2020 and 2019.

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

	Years ended December 31,
$ in thousands	2021	2020
Audit fees(1)	$196	$—

(1)	“Audit Fees” consist of fees in connection with the audit of the Company’s annual consolidated financial statements, including audited financial statements presented in the Registration Statement on Form S-1 filed with the SEC in connection with our initial public offering, review of the quarterly financial statements presented in our quarterly reports on Form 10-Q and services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report or incorporated by reference:

1.	The consolidated financial statements of Heliogen listed on page F-1 of this Annual Report on Form 10-K/A. The report of Heliogen’s independent registered public accounting firm (PCAOB ID: 243) with respect to the above referenced financial statements are included in Item 8 of this Form 10-K/A. Their consent appears as Exhibit 23.1 of this Annual Report on Form 10-K/A.

2.	The exhibits of Heliogen listed below under Item 15(b); all exhibits are incorporated herein by reference to a prior filing as indicated, unless designated by a *

(b) Exhibits:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
2.1†	Business Combination Agreement, dated as of July 6, 2021, by and among Athena Technology Acquisition Corp., HelioMax Merger Sub, Inc. and Heliogen, Inc.	8-K	001-40209	2.1	July 7, 2021
3.1	Second Amended and Restated Certificate of Incorporation of Heliogen, Inc.	8-K	001-40209	3.1	January 6, 2022
3.2	Amended and Restated Bylaws of Heliogen, Inc.	8-K	001-40209	3.2	January 6, 2022
4.1	Specimen Common Stock Certificate of Heliogen, Inc.	8-K	001-40209	4.1	January 6, 2022
4.2	Form of Warrant Certificate of Heliogen, Inc.	S-1	001-40209	4.2	January 24, 2022
4.3	Warrant Agreement, dated March 16, 2021, by and between Athena Technology Acquisition Corp. and Continental Stock Transfer & Trust Company.	8-K	001-40209	4.1	March 22, 2021
4.4	Description of Securities registered under Section 12 of the Securities Exchange Act of 1934.	10-K	001-40209	4.4	March 31, 2022
10.1	Form of Subscription Agreement.	8-K	001-40209	10.3	July 7, 2021
10.2	Amended and Restated Securities Subscription Agreement, dated December 28, 2020, by and between Athena Technology Acquisition Corp. and Athena Technology Sponsor LLC.	S-1	333-252812	10.7	February 5, 2021
10.3	Sponsor Support Agreement, dated July 6, 2021, by and among Athena Technology Acquisition Corp., Heliogen, Inc. and Athena Technology Sponsor LLC.	8-K	001-40209	10.1	July 7, 2021
10.4	Stockholder Support Agreement, dated July 6, 2021, by and among Athena Technology Acquisition Corp. and certain stockholders of Heliogen, Inc.	8-K	001-40209	10.2	July 7, 2021
10.5	Registration Rights and Lock-Up Agreement.	8-K	001-40209	10.5	January 6, 2022
10.6#	Form of Indemnification Agreement of Heliogen, Inc.	8-K	001-40209	10.6	January 6, 2022
10.7#	2013 Equity Incentive Plan.	S-4	333-258606	99.2	August 9, 2021
10.8#	2021 Equity Incentive Plan.	8-K	001-40209	10.8	January 6, 2022
10.9	2021 Employee Stock Purchase Plan.	8-K	001-40209	10.9	January 6, 2022
10.10#	Form of Stock Option Grant Package under 2013 Equity Incentive Plan.	S-8	001-40209	99.3	March 7, 2022
10.11#	Form of RSU Grant Package under 2013 Equity Incentive Plan.	S-8	001-40209	99.4	March 7, 2022
10.12#	Form of Stock Option Grant Package under 2021 Equity Incentive Plan.	8-K	001-40209	10.10	January 6, 2022
10.13#	Form of RSU Grant Package under 2021 Equity Incentive Plan.	8-K	001-40209	10.11	January 6, 2022

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.14	Letter Agreement, dated March 16, 2021, by and among Athena Technology Acquisition Corp., Athena Technology Sponsor LLC and its officers and directors.	8-K	001-40209	10.1	March 22, 2021
10.15	Amendment to the Letter Agreement, dated March 16, 2021, by and among Athena Technology Acquisition Corp., Athena Technology Sponsor LLC and its officers and directors.	S-1	001-40209	10.13	January 24, 2022
10.16	Investment Management Trust Agreement, dated March 16, 2021, by and between Athena Technology Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee.	8-K	001-40209	10.2	March 22, 2021
10.17	Registration Rights Agreement, dated March 16, 2021, by and among Athena Technology Acquisition Corp. and Athena Technology Sponsor LLC.	8-K	001-40209	10.3	March 22, 2021
10.18	Amendment to Registration Rights Agreement, dated March 16, 2021, by and among Athena Technology Acquisition Corp. and Athena Technology Sponsor LLC.	8-K	001-40209	10.15	January 6, 2022
10.19	Private Placement Units Purchase Agreement, dated March 16, 2021, by and among Athena Technology Acquisition Corp. and Athena Technology Sponsor LLC.	8-K	001-40209	10.5	March 22, 2021
10.20#	Offer Letter, dated January 13, 2021, by and between Heliogen, Inc. and Tom Doyle.	8-K	001-40209	10.17	January 6, 2022
10.21#	Executive Employment Agreement, dated November 19, 2021, by and between William T. “Bill” Gross and Heliogen, Inc.	S-4/A	333-258606	10.15	November 19, 2021
10.22#	Offer Letter, dated January 30, 2018, by and between Edisun Microgrids, Inc. and Steve Schell.	S-4/A	333-258606	10.13	September 16, 2021
10.23#	Offer Letter, dated March 3, 2021, by and between Heliogen, Inc. and Christiana Obiaya.	S-4/A	333-258606	10.14	September 16, 2021
10.24	Promissory Note issued to Athena Technology Sponsor LLC, dated December 8, 2020, from Athena Technology Acquisition Corp.	S-1	333-252812	10.6	February 5, 2021
10.25	Administrative Support Agreement, dated March 16, 2021, by and between Athena Technology Acquisition Corp. and Athena Technology Sponsor LLC.	8-K	001-40209	10.4	March 22, 2021
10.26#	Non-Employee Director Compensation Policy dated December 30, 2021.	10-K	001-40209	10.26	March 31, 2022
21.1	List of Subsidiaries	10-K	001-40209	21.1	March 31, 2022

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
23.1*	Consent of BDO USA, LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
#	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heliogen, Inc.

/s/ Bill Gross
Bill Gross
Dated:	May 23, 2022	Chief Executive Officer