Form 10-Q
period 2022-03-31
Heliogen, Inc.
filed 2022-05-23
CIK 1840292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Quarterly Report on Form 10-Q regarding our future financial performance, as well as our strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of such terms or other similar expressions. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our business.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•our ability to recognize the anticipated benefits of the business combination (the “Business Combination”) with Athena Technology Acquisition Corp (“Athena”), which may be affected by, among other things, our ability to grow and manage growth profitably;

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

•the possibility that our remediation plan may not successfully address the underlying causes of the material weaknesses in our internal control over financial reporting;

•future exchange and interest rates;

•the outcome of any known and unknown litigation and regulatory proceedings; and

•other risks and uncertainties, including those disclosed under “Item 1A. Risk Factors” contained in Part I of our latest Annual Report on Form 10-K/A, and the risk factors and other cautionary statements contained in other filings that have been made or will be made with the Securities and Exchange Commission by the Company.

Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Should one or more of the risks or uncertainties described in this Quarterly Report on Form 10-Q, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. Additional information concerning these and other factors that may impact the operations and projections discussed herein are disclosed under “Item 1A. Risk Factors” contained in Part I of our latest Annual Report on Form 10-K/A and in our periodic filings with the SEC. Our SEC filings are available publicly on the SEC’s website at www.sec.gov.

You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity and performance as well as other events and circumstances may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Part I - Financial Information
Item 1. Financial Information
Heliogen, Inc.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$63,615	$190,081
Investments, available-for-sale (amortized cost of $133,549 and $32,349, respectively)	128,269	32,332
Receivables	13,710	3,896
Prepaid and other current assets	7,263	874
Total current assets	212,857	227,183
Operating lease right-of-use assets	15,937	16,093
Property, plant, and equipment, net of accumulated depreciation of $1,055 and $707, respectively	4,636	4,102
Goodwill	1,111	4,204
Intangible assets, net of accumulated amortization of $37 and $27, respectively	4,063	147
Restricted cash	1,500	1,500
Other long-term assets	16,063	4,219
Total assets	$256,167	$257,448
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade payables	$2,294	$4,645
Contract liabilities	7,866	513
Contract loss provisions	34,188	397
Accrued expenses and other current liabilities	6,266	6,974
Total current liabilities	50,614	12,529
Debt, net of current portion	31	35
Operating lease liabilities, net of current portion	15,091	14,183
Warrant liability	10,537	14,563
Other long-term liabilities	2,591	2,080
Total liabilities	78,864	43,390
Commitments and contingencies (see Note 9)
Shareholders’ equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 186,121,281 shares issued and outstanding (excluding restricted shares of 399,513) as of March 31, 2022 and 183,367,037 shares issued and outstanding (excluding restricted shares of 481,301) as of December 31, 2021	19	18
Additional paid-in capital	403,216	380,624
Accumulated other comprehensive loss	(384)	(4)
Accumulated deficit	(225,548)	(166,580)
Total shareholders’ equity	177,303	214,058
Total liabilities and shareholders’ equity	$256,167	$257,448
The accompanying notes are an integral part of these condensed consolidated financial statements.

Heliogen, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
($ in thousands, except per share and share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$3,539	$516
Cost of revenue:
Cost of revenue	3,524	516
Provision for contract losses	33,737	—
Total cost of revenue	37,261	516
Gross loss	(33,722)	—

Operating expenses:
Selling, general, and administrative	20,395	2,152
Research and development	9,605	1,608
Total operating expenses	30,000	3,760
Operating loss	(63,722)	(3,760)

Interest income, net	194	40
Gain (loss) on warrant remeasurement	4,026	(303)
Other expense, net	(76)	(33)
Net loss before taxes	(59,578)	(4,056)
Income tax benefit	610	—
Net loss	(58,968)	(4,056)
Other comprehensive loss, net of taxes
Unrealized losses on available-for-sale securities	(379)	(12)
Cumulative translation adjustment	(1)	—
Total comprehensive loss	$(59,348)	$(4,068)

Loss per share
Loss per share – Basic and Diluted	$(0.32)	$(0.42)
Weighted average number of shares outstanding – Basic and Diluted	184,031,015	9,763,675
The accompanying notes are an integral part of these condensed consolidated financial statements.

Heliogen, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity (Deficit)
($ in thousands, except share data)
(Unaudited)

			Shareholders’ Equity (Deficit)
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
December 31, 2020	58,554,536	$45,932	4,053,489	$4	$1,306	$—	$(29,172)	$(27,862)
Retroactive application of Exchange Ratio	59,332,446	—	4,107,339	(3)	3	—	—
December 31, 2020, as adjusted	117,886,982	45,932	8,160,828	1	1,309	—	(29,172)	(27,862)

Net loss	—	—	—	—	—	—	(4,056)	(4,056)
Other comprehensive loss	—	—	—	—	—	(12)	—	(12)
Share-based compensation	—	—	—	—	211	—	—	211
Shares issued for stock options exercised	—	—	2,173,524	—	214	—	—	214
Shares issued for stock warrants exercised	—	—	199,315	—	30	—	—	30
March 31, 2021	117,886,982	$45,932	10,533,667	$1	$1,764	$(12)	$(33,228)	$(31,475)

December 31, 2021	—	—	183,367,037	$18	$380,624	$(4)	$(166,580)	$214,058
Net loss	—	—	—	—	—	—	(58,968)	(58,968)
Other comprehensive loss	—	—	—	—	—	(380)	—	(380)
Share-based compensation	—	—	—	—	12,982	—	—	12,982
Shares issued for stock options exercised	—	—	2,754,244	1	271	—	—	272
Project Warrants and Collaboration Warrants Compensation (see Note 3)	—	—	—	—	9,339	—	—	9,339
March 31, 2022	—	$—	186,121,281	$19	$403,216	$(384)	$(225,548)	$177,303
The accompanying notes are an integral part of these condensed consolidated financial statements.

Heliogen, Inc.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,968)	$(4,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	760	54
Share-based compensation	12,982	211
(Gain) loss on warrant remeasurement	(4,026)	303
Provision for contract losses, net	33,766	—
Deferred income taxes	(611)	—
Non-cash operating lease expense	428	51
Other non-cash operating activities	101	34
Changes in assets and liabilities:
Receivables	(9,693)	(37)
Prepaid and other current assets	(3,802)	(201)
Other long-term assets	(575)	—
Trade payables	154	275
Accrued expenses and other current liabilities	302	278
Contract liabilities	6,811	2,514
Operating lease liabilities	(317)	(51)
Other long-term liabilities	15	—
Net cash used in operating activities	(22,673)	(625)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,360)	(162)
Purchases of available-for-sale investments	(122,468)	(27,634)
Maturities of available-for-sale investments	21,100	—
Net cash used in investing activities	(102,728)	(27,796)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from SAFE instruments, net of issuance costs of $18.2 thousand	—	73,173
Transaction costs paid related to the Business Combination with Athena	(1,274)	—
Repayments on Paycheck Protection Program loan	—	(411)
Proceeds from exercise of stock options	209	214
Proceeds from exercise of common stock warrants	—	30
Net cash (used in) provided by financing activities	(1,065)	73,006
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(126,466)	44,585
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	191,581	18,334
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$65,115	$62,919
The accompanying notes are an integral part of these condensed consolidated financial statements.

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements

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

Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and include the accounts of Heliogen and the subsidiaries it controls. All material intercompany balances are eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Heliogen’s Annual Report on Form 10-K/A for the year ended December 31, 2021 filed on May 23, 2022.

Certain information and disclosures normally included in annual financial statements have been condensed or omitted in these interim financial statements. In our opinion, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2022.

The condensed consolidated balance sheet at December 31, 2021, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
Athena Business Combination
On December 30, 2021 (the “Closing Date”), Heliogen, Inc., a Delaware corporation (“Legacy Heliogen”), Athena Technology Acquisition Corp., a Delaware corporation (“Athena”), and Athena’s direct, wholly owned subsidiary, consummated the closing of transactions contemplated by the business combination agreement, dated July 6, 2021, by and among Athena, Merger Sub, and Legacy Heliogen (the “Business Combination”).
The Business Combination was accounted for as a reverse recapitalization in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, pursuant to which Athena was treated as the “accounting acquiree” and Legacy Heliogen as the “accounting acquirer” for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as Legacy Heliogen issuing equity for the net assets of Athena, followed by a recapitalization. The consolidated assets, liabilities, and results of operations of Legacy Heliogen comprise the historical consolidated financial statements of the post combination company, and Athena’s assets, liabilities and results of operations are consolidated with Legacy Heliogen beginning on the acquisition date. Accordingly, for accounting purposes, the condensed consolidated financial statements of the post combination company represent a continuation of the historical consolidated financial statements of Legacy Heliogen, and the net assets of Athena are stated at historical cost, with no goodwill or other intangible assets recorded.
In accordance with accounting guidance applicable to these circumstances, the equity structure has been recast in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy Heliogen’ stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Heliogen redeemable convertible preferred stock, common stock, warrants, options, and restricted stock units prior to the Business Combination have been

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements

retroactively recast as shares reflecting the exchange ratio of 2.013 (the “Exchange Ratio”) established in the Business Combination.

Emerging Growth Company Status
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we intend to rely on such exemptions, we are not required to, among other things: (a) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2009; and (c) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. We have elected not to use the extended transition period for complying with any new or revised financial accounting standards, and as such, we are required to adopt new or revised standards at the same time as other public companies.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to inputs used to recognize revenue over time, accounting for income taxes, the fair values of share-based compensation, lease liabilities, warrant liabilities, and long-lived asset impairments. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions.

Reclassifications
Certain immaterial prior period amounts, specifically warrant remeasurement and intangibles, have been reclassified to conform to current period presentation. All dollar amounts (other than per share amounts) in the following disclosures are in thousands of United States dollars, unless otherwise indicated.

Accounting Standards
In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments eliminate two of the three accounting models that require separate accounting for convertible features of debt securities, simplify the contract settlement assessment for equity classification, require the use of the if-converted method for all convertible instruments in the diluted earnings per share calculation and expand

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements

disclosure requirements. We adopted ASU 2020-06 on January 1, 2022 with no impact on our condensed consolidated financial statements.

Subsequent Events

We have evaluated subsequent events, if any, that would require an adjustment to the condensed consolidated financial statements or require disclosure in the notes to the condensed consolidated financial statements through the date of issuance of the condensed consolidated financial statements. Where applicable, the notes to these condensed consolidated financial statements have been updated to discuss all significant subsequent events which have occurred.

2.    Revenue

Disaggregated Revenue

We disaggregate revenue into the following revenue categories:

	Three Months Ended March 31,
$ in thousands	2022	2021
Project revenue	$1,991	$—
Services revenue	53	516
Revenue from contracts with customers	2,044	516
Grant revenue	1,495	—
Total revenue	$3,539	$516
Project revenue consists of amounts recognized under contracts with customers for the development, construction and delivery of commercial-scale concentrated solar energy facilities. Services revenue consists of amounts recognized under contracts with customers for the provision of engineering, R&D or other similar services in our field of expertise. Revenue recognized during 2022 and 2021 includes commercial, non-governmental customers in Australia and Europe.
Under a commercial-scale demonstration agreement (the “Project Agreement”) executed with a customer in March 2022, Heliogen will complete the engineering, procurement, and construction of a new 5 MWe concentrated solar energy facility to be built in Mojave, California (the “Facility”) for the customer’s use in testing, research and development. The Facility is expected to serve as a fully operational model for the customer’s use in demonstrating the Company’s technology and product offerings at a commercial scale to aid in the development, engineering, and construction of larger, commercial scale facilities under separate agreements between the Company and the customer or other third-party customers. Pursuant to the Project Agreement, the customer will pay up to $50.0 million to Heliogen to complete the Facility. The total transaction price for the Project Agreement is $45.5 million reflecting a reduction in contract price for the fair value of the Project Warrants (defined and discussed further in Note 3) granted to the customer in connection with the Project Agreement. The Project Agreement modified and replaced a limited notice to proceed executed in October 2021 with the same customer under which $0.9 million of revenue was recognized in 2021. The Company recognized a contract loss of $32.9 million during the three months ended March 31, 2022 related to the Project Agreement. The contract loss recognized during the first quarter reflects the Company’s estimate as of March 31, 2022 of the full expected loss on the design, engineering, and construction of the Facility given consideration expected to be realized under the Project Agreement (net of the fair value of the Project Warrants) and the Company’s award from the U.S. Department of Energy’s Solar Energy Technology Office (the “DOE Award”). During the three months ended, the Company recognized grant revenue and costs of grant revenue under the DOE Award of $1.5 million related to costs incurred during the period that are reimbursable under the DOE Award.

Performance Obligations and Contract Liabilities

Revenue recognized under contracts with customers relate solely to the performance obligations satisfied in 2022 with no revenue recognized from performance obligations satisfied in prior periods. On March 31, 2022, we had

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements

approximately $43.8 million of transaction price allocated to remaining performance obligations through 2025. During the three months ended March 31, 2022, we recognized provisions for contract losses of $33.7 million related to three contracts as estimated costs to satisfy performance obligations for the remainder of those contracts exceeded consideration to be received from the customers. We recognized no provisions for contract losses during the three months ended March 31, 2021.
As of March 31, 2022 and December 31, 2021, our contract liabilities were $7.9 million and $0.5 million, respectively. Activity included in contract liabilities during the first quarter of 2022 consisted of additions for deferred revenue of $9.7 million offset by revenue recognized of $2.0 million, and other activity of $0.3 million.

We recognized revenue of $0.2 million for the three months ended March 31, 2022, which was previously included in the contract liability balance at December 31, 2021.

Accounts Receivable

As of March 31, 2022, our receivables of $13.7 million included $10.6 million accounts receivables related to our contracts with customers, which consisted of trade receivables of $0.9 million and unbilled receivables of $9.7 million. Additionally, our receivables included $2.9 million related to amounts reimbursable to the Company under the DOE Award.

As of December 31, 2021, our receivables of $3.9 million included $2.1 million accounts receivables related to our contracts with customers which consisted of trade receivables of $0.9 million and unbilled receivables of $1.2 million. Additionally, our receivables included $1.4 million related to amounts reimbursable to the Company under the DOE Award.
3.    Warrants
Public Warrants and Private Warrants

The Company’s warrant liability as of March 31, 2022 includes public warrants (the “Public Warrants”) and private placement warrants (the “Private Warrants”). The Company has the ability to redeem outstanding Public Warrants, commencing 90 days after March 18, 2022, the date the Public Warrants become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the notice date of redemption. In addition, the Company has the ability to redeem all (but not less than all) of the outstanding Public Warrants and Private Warrants, at a price of $0.10 per warrant if certain conditions are satisfied, but primarily the last reported sale prices of the Company’s common stock equals or exceeds $10.00. The Company evaluated the Public Warrants and Private Warrants and concluded that a provision in the underlying warrant agreement dated March 16, 2021, by and between Athena and Continental Stock Transfer & Trust Company, related to certain tender or exchange offers precludes both the Public Warrants and Private Warrants from being accounted for as components of equity. As both the Public Warrants and Private Warrants meet the definition of a derivative, they are recorded on the Condensed Consolidated Balance Sheets as liabilities and measured at fair value at each reporting date, and the change in fair value is reported on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Project Warrants and Collaboration Warrants

In connection with the concurrent execution of the Project Agreement and additionally a collaboration agreement (the “Collaboration Agreement”) with a customer in March 2022, the Company issued warrants permitting the customer to purchase in the aggregate approximately 4.56 million shares of the Company’s common stock at an exercise price of $0.01 per share. These warrants expire upon the earlier of a change in control of the Company or March 28, 2027. Of these warrants, (i) 0.91 million warrants vest pro rata with certain payments required to be made by the customer under the Project Agreement (the “Project Warrants”), (ii) 1.825 million warrants vested immediately upon execution of the Collaboration Agreement and (iii) 1.825 million warrants will vest based on the customer reaching certain specified performance goals under the Collaboration Agreement relating to towers contracted ((ii) and (iii) collectively the

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements

“Collaboration Warrants”). The fair value of both the Project Warrants and Collaboration Warrants is $4.96 per warrant based on the closing price of the Company’s shares on March 28, 2022 less the exercise price.

The Company evaluated the Project Warrants and the Collaboration Warrants under ASC 718 as consideration payable to a customer or non-employees and concluded them to be equity-classified. For the Project Warrants, the total consideration payable to the customer of approximately $4.5 million reduced the transaction price associated with the customer’s contract and the Company recognized $0.2 million as an increase to additional paid-in-capital related for the Project Warrants to reflect the attribution of the Project Warrants’ fair value in a manner similar to revenue recognized under the customer’s contract. As of March 31, 2022, none of the Project Warrants have vested or become exercisable. For the Collaboration Warrants, the Company recognized a prepaid expense of $9.1 million, of which $2.6 million is classified as current and $6.5 million is classified as noncurrent, with a corresponding increase to additional paid-in-capital related to the Collaboration Warrants that immediately vested. This amount will be recognized ratably beginning April 2022 for marketing services to be provided over an estimated period of approximately three years as selling, general and administrative expense. Additional vestings of the Collaboration Warrants will be recognized as deferred contract acquisition costs upon execution of an applicable customer contract as defined in the Collaboration Agreement and will be amortized to expense over the term of the applicable customer contract.

4.    Acquisition
In September 2021, Heliogen acquired 100% of the equity interests of HelioHeat GmbH (“HelioHeat”), a private limited liability company in Germany engaged in the development, planning and construction of renewable energy systems and components, including a novel solar receiver (the “HelioHeat Acquisition”).
The components of the fair value of consideration transferred are as follows ($ in thousands):

Cash paid at closing(1)	$1,714
Contingent consideration(2)	2,009
Settlement of pre-existing relationship	45
Total fair value of consideration transferred	$3,768
________________
(1)Includes $0.5 million of cash paid to an escrow that becomes payable to the selling shareholders of HelioHeat to the extent the funds are not used to offset certain costs incurred for the assumed customer projects. The amount is being treated as consideration transferred as the release of the funds is likely to occur.
(2)No change in the fair value of the contingent consideration was identified or recorded during the three months ended March 31, 2022.

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements

The following table summarizes the purchase price allocation as of the acquisition date and measurement period adjustments recognized during the three months ended March 31, 2022:

	As of		As of
	December 31, 2021	Measurement Period Adjustments	March 31, 2022
$ in thousands	Preliminary Valuation		Revised Valuation
Cash and cash equivalents	$30	$—	$30
Prepaid and other current assets	33	—	33
Property, plant and equipment, net	6	—	6
Intangible asset	—	4,204	4,204
Goodwill	4,204	(3,093)	1,111
Total assets acquired	4,273	1,111	5,384
Accrued expenses and other current liabilities	74	—	74
Contract liabilities	390	—	390
Debt	41	—	41
Deferred tax liabilities	—	1,111	1,111
Total liabilities assumed	505	1,111	1,616
Net assets acquired	$3,768	$—	$3,768
The Company recorded measurement period adjustments based on the valuation of the intangible asset related to developed technology associated with HelioHeat’s solar receiver technology and the related deferred tax impact. The purchase price allocation resulted in the recognition of $1.1 million in goodwill, which includes measurement period adjustments, of which none is expected to be tax deductible. Goodwill represents the value expected to be received from the synergies of integrating HelioHeat’s operations with Heliogen’s operations to expand commercial opportunities and the assembled workforce in place. The purchase price allocation for the HelioHeat Acquisition was finalized as of March 31, 2022. As a result of the net impact of measurement period adjustments during the three months ended March 31, 2022, the Company recognized a deferred tax benefit of $0.6 million.
The fair value of the intangible asset was estimated using the replacement cost approach, which was based on Level 3 inputs. Significant valuation assumptions include management’s estimated costs to reproduce HelioHeat solar receiver technology if the Company had developed the technology using its own resources, developer’s profit margin based on estimated market participants’ required margin, and an estimated discount for economic obsolescence. The intangible asset will be amortized over its estimated useful life of ten years.
5.    Accrued Expenses and Other Current Liabilities
The following summarizes the balances of accrued expenses and other current liabilities:

$ in thousands	March 31, 2022	December 31, 2021
Payroll and other employee benefits	$523	$862
Professional fees	1,816	1,379
Research and development costs	2,023	1,895
Operating lease liabilities, current portion	1,287	2,240
Other accrued expenses	617	598
Total accrued expenses and other current liabilities	$6,266	$6,974

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements

6.    Share-Based Compensation
The Heliogen, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) aims to incentivize employees, directors and consultants who render services to the Company through the granting of stock awards, including options, SARs, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards, and other stock-based awards.

During the three months ended March 31, 2022, we granted 865,324 RSU awards at a weighted average grant date fair value of $5.01 per share.
Our total share-based compensation expense, including the location where recognized within our Condensed Consolidated Statements of Operations and Comprehensive Loss, is as follows:

$ in thousands	Three Months Ended March 31,
Operating expense classification	2022	2021
Selling, general, and administrative	$11,208	$148
Research and development	1,774	63
Total share-based compensation expense	$12,982	$211

7.    Equity and Loss Per Share
Equity
As of March 31, 2022 and December 31, 2021, the Company had 10.0 million authorized shares of preferred stock, of which none were outstanding, at March 31, 2022 and December 31, 2021, respectively.

Loss per Share
Basic and diluted losses per share (“EPS”) were as follows:

	Three Months Ended March 31,
$ in thousands, except per share and share data	2022	2021
Numerator
Net loss	$(58,968)	$(4,056)
Denominator
Weighted-average common shares outstanding	183,949,912	9,763,675
Weighted-average impact of Project Warrants and Collaboration Warrants(1)	81,103	—
Denominator for basic EPS – weighted-average shares	184,031,015	9,763,675
Effect of dilutive securities	—	—
Denominator for diluted EPS – weighted-average shares	184,031,015	9,763,675

EPS – Basic	$(0.32)	$(0.42)
EPS – Diluted	$(0.32)	$(0.42)
________________
(1)The Project Warrants and Collaboration Warrants each have a $0.01 exercise price and are assumed to be exercised when vested because common shares issued for little consideration upon exercise of these warrants are included in outstanding shares for the purposes of computing basic and diluted EPS.
As of March 31, 2022 and 2021, 37,429,240 and 33,055,931 outstanding stock options, respectively, were excluded from the calculation of EPS, as their impact would be anti-dilutive. As of March 31, 2022, 5,150,369 RSUs and 399,513 restricted shares issued upon the early exercise of unvested options have been excluded from the calculation of EPS, as

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements

their impact would be anti-dilutive. Additionally, as of March 31, 2021, 1,374,446 of RSUs issued upon the early exercise of unvested options have been excluded from the calculation of EPS as their impact would be anti-dilutive.
As of March 31, 2022 and 2021, 8,566,666 and 229,841, respectively, outstanding common stock warrants were excluded from the calculation of EPS, as their impact would be anti-dilutive. As of March 31, 2021, outstanding preferred stock warrants were excluded from the calculation of EPS, as their impact, which would be equivalent to 381,306 shares of common stock on an “as converted” basis, would be anti-dilutive.
As of March 31, 2021, 117,886,982 outstanding convertible preferred shares were excluded from the calculation of EPS, as their impact, which would be equivalent to 121,038,967 shares of common stock on an “as converted” basis, would be anti-dilutive.

8.    Related Party Transactions
Idealab
The Chief Executive Officer of our Company also serves as the chairman of the board of directors of Idealab. Idealab, a minority owner of Heliogen’s outstanding voting stock through its wholly owned subsidiary, Idealab Holdings, is a party to a lease with the Company and provides various services through service agreements which include accounting, human resources, legal, information technology, marketing, public relations, and certain other operational support and executive advisory services. On occasion, Idealab may pay for certain expenses on our behalf, for which we reimburse Idealab. These expenses, include parking, postage, tax return preparation fees, patent fees, corporate filing fees, press release costs and other miscellaneous charges and are not considered related party transactions. No such expenses were paid on our behalf nor reimbursements made during the three months ended March 31, 2022 and March 31, 2021. All expenses or amounts paid to Idealab pursuant to these agreements are reported within selling, general, and administrative (“SG&A”) in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
In May 2021, Heliogen sub-leased a portion of its office space in Pasadena, CA to Idealab for a term of seven years. The sub-lease has an initial annual base rent of approximately $150,000 and contains a 3% per annum escalation clause. The sub-lease is subject to termination by either party upon six months prior written notice. Concurrently with the parties’ entering into the sub-lease agreement, Idealab and Heliogen also entered into certain property management and shared facilities staffing agreements, which provide that Heliogen pays Idealab approximately $3,000 per month for building management services and approximately $13,000 per month for shared facilities staff and services (with proportional reimbursement of salaries). Such agreements are subject to termination right by either party with 90 days prior written notice. For the three months ended March 31, 2022, we recognized $39,000 in rental revenue reported within other expense, net in our Condensed Consolidated Statements of Operations and Comprehensive Loss.

The amounts charged to us or reimbursed by us under these agreements were as follows:

	Three Months Ended March 31,
$ in thousands	2022	2021
Administrative services provided by Idealab	$133	$288
9.    Commitments and Contingencies
We are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, and other miscellaneous claims. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our condensed consolidated financial statements as of and for the three months ended March 31, 2022.

Although we cannot predict the outcome of legal or other proceedings with certainty, when it is probable that a loss has been incurred and the amount is reasonably estimable, U.S. GAAP requires us to accrue an estimate of the probable

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements

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

On August 30, 2021, the Company's predecessor, Athena, received a litigation demand letter (the “Class Vote Demand”) on behalf of Athena’s stockholder FWD LKNG GDD Irrevocable Trust. The Class Vote Demand alleged that Athena violated Section 242(b)(2) of the Delaware General Corporation Law by not requiring separate class votes for holders of the Athena Class A and Class B Common Stock in connection with certain aspects of the business combination between Athena and Heliogen. According to the Class Vote Demand, a class vote was required under Section 242(b)(2) because consideration to the stockholders of Heliogen was to be paid in newly issued common stock, following elimination of the Class B Common Stock. While such separate class vote is not required pursuant to Section 242(b)(2) of DGCL, Athena concluded that such separate class vote was advisable to prevent disruption to the proposed transaction with Heliogen, and to avoid the delay and expense of potential litigation and amended its Form S-4 Registration Statement to reflect that change. On January 20, 2022, the stockholders’ counsel asserted entitlement to an award of attorneys’ fees to reflect the benefit it purportedly obtained for all Athena stockholders. This matter was resolved in March 2022 with final settlement paid in April 2022 and no material impact to our financial condition or results of operations.
10.    Fair Value of Financial Instruments
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
The Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following table by fair value measurement level:

$ in thousands
Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments	1	$133,153	$32,332
Liabilities:
Public Warrants	1	$10,250	$14,167
Private Warrants	2	$287	$396

11.    Investments
Investments in fixed maturity securities as of March 31, 2022 and December 31, 2021 are classified as available-for-sale and are summarized in the table below:

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements

$ in thousands	March 31, 2022			December 31, 2021
Investment type	Amortized Cost	Unrealized (Losses)	Fair Value	Amortized Cost	Unrealized (Losses)	Fair Value
Corporate bonds	$30,154	$(139)	$30,015	$32,349	$(17)	$32,332
Commercial paper	81,037	(226)	80,811	—	—	—
U.S. treasury bills	22,358	(31)	22,327	—	—	—
Total(1)	$133,549	$(396)	$133,153	$32,349	$(17)	$32,332
__________________
(1)As of March 31, 2022, approximately $128.3 million have original maturities of ninety-one to 365 days and is disclosed as investments on our Condensed Consolidated Balance Sheets, and approximately $4.9 million of U.S. treasury bills with a maturity over one year is included within other long-term assets on the Condensed Consolidated Balance Sheets. The total balance as of December 31, 2021, have original maturities of ninety-one to 365 days and is disclosed as investments on our Condensed Consolidated Balance Sheets.
There were no credit losses recognized for the three months ended March 31, 2022 and March 31, 2021, and no allowance for credit losses as of March 31, 2022 and December 31, 2021. There were no realized gains or losses on investments during the three months ended March 31, 2022 and March 31, 2021

12.    Supplemental Cash Flow Information
Cash flows related to interest and leases and non-cash investing and financing activities were as follows:

	Three Months Ended March 31,
$ in thousands	2022	2021
Supplemental disclosures:
Cash paid for interest	$—	$3
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$201	$—
Right-of-use asset removed upon lease termination	306	—
Fair value of Project Warrants and Collaboration Warrants recognized in equity	9,339	—
Capital expenditures incurred but not yet paid	19	22
The following reconciles cash, cash equivalents and restricted cash:

	March 31,
$ in thousands	2022	2021
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$63,615	$62,919
Restricted cash	1,500	—
Total cash, cash equivalents and restricted cash	$65,115	$62,919

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition, and includes forward-looking statements that involve risks, uncertainties and assumptions. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I Item 1 in this Quarterly Report on Form 10-Q, and the section titled “Cautionary Note Regarding Forward-Looking Statements” included in the fore-part in this Quarterly Report on Form 10-Q.
Overview
Heliogen is a leader in next generation concentrated solar energy (“CSE”) technology. We are developing a modular, A.I.-enabled, concentrated solar energy plant that will use an array of mirrors to reflect sunlight and capture, concentrate, store and convert it into cost-effective energy on demand. Our unique system will have the ability to cost-effectively generate and store thermal energy at very high temperatures. The ability to produce high-temperature heat, and the inclusion of thermal energy storage, distinguishes our solution from clean energy provided by typical photovoltaic (“PV”) and wind installations which do not produce thermal energy and are only able to produce energy intermittently unless battery storage is added. The system will be configurable for several applications, including the carbon-free generation of clean power (electricity), industrial-grade heat (for use in industrial processes), and green hydrogen, based on a customer’s needs.

We have developed innovations in the process of concentrating sunlight which we believe fundamentally improve the potential, to efficiently and cost effectively collect and deliver energy to industrial processes. We believe we will be the first technology provider with the ability to deliver cost-effective renewable energy capable of replacing fossil fuels used in industrial processes that require high temperature heat and/or nearly 24/7 operation. In addition, we believe our disruptive, patented design and A.I. technology will address a fundamental problem confronted by many renewable sources of energy: intermittency. An intermittent power supply does not match the continuous power demand of industry and the grid. Without storage, wind and PV-based renewable energy generation may rapidly fluctuate between over-supply and under-supply based on resource availability. As the grid penetration of intermittent resources increases, these fluctuations may become increasingly extreme. We believe our technology will contribute to solving this problem. Our solar plants will have the ability to store very high temperature energy in solid media. This energy will then be dispatchable, including during times without sunlight, to cost-effectively deliver near 24/7 carbon-free energy in the form of heat, electric power or green hydrogen fuel.
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
Recent Developments
Customer Contracts
On March 28, 2022, Heliogen entered into a series of commercial agreements (collectively, the ‘”Agreements”) with
Woodside Energy (USA) Inc. (“Woodside”), a wholly-owned subsidiary of leading Australian energy producer Woodside Petroleum Ltd. for the commercial-scale demonstration and deployment of Heliogen’s AI-enabled concentrated solar energy technology in California and the marketing of Heliogen’s technology in Australia. Pursuant to the terms of the commercial-scale demonstration agreement (the “Project Agreement”), Heliogen has agreed to complete the engineering, procurement, and construction of a new 5 MWe HelioPower facility to be built in Mojave, California for testing, research and development. The two companies also agreed to include the scope and associated funding from Heliogen’s $39 million award from the U.S. Department of Energy’s Solar Energy Technology Office (the “DOE Award”). As a result, in addition to commercial-scale demonstration of Heliogen’s 5 MWe power module, the project will also include the deployment and testing of an innovative approach to converting the thermal energy produced by Heliogen’s facility into power with a smaller footprint than traditional steam turbines.

In addition to the Project Agreement, Heliogen and Woodside also signed a collaboration agreement to jointly market Heliogen’s technology in Australia (the “Australia Collaboration Agreement”) with the objective to deploy further commercial-scale modules of HelioHeat, HelioPower, and HelioFuel offerings. Under this arrangement, the parties expect to define product offerings that use Heliogen’s modular technology for potential customers (including Woodside) in Australia and are establishing a roadmap to identify and engage with those customers.
Key Development Milestone - Supercritical CO2 Power Generation System

During the first quarter of 2022, we achieved a key development milestone, transitioning from design into testing and implementation of our supercritical CO2 (“sCO2”) power generation system to be utilized to generate carbon-free electricity for our above disclosed 5 MWe commercial-scale deployment for our customer, Woodside.

We also progressed several of the innovations being deployed on this project, in collaboration with our supply chain partners. For example, working with Hanwha Power Systems (“Hanwha”), a global leader in the development of eco-friendly power generation solutions, we have developed a modular, high-efficiency 5 MWe sCO2 power block integrated with high temperature solid media thermal energy storage, designed to meet the renewable power generation requirements for industrial customers in the energy, mining and other heavy industries. We had previously entered into an agreement with Hanwha for the production and delivery of the power block for the Mojave, California demonstration project. We have also developed an advanced heat exchanger which will be used to transfer thermal energy from thermal storage to the power block’s sCO2 working fluid. Heliogen has partnered with Vacuum Process Engineering and Solex Thermal Science for the design and fabrication of the heat exchanger, and with Combustion Associates Inc. for the construction of a test facility, which will validate its performance.
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

In order to support Heliogen’s growth as described above, we will continue our dedication to research and development and to iterating on our novel combination and integration of hardware and software. We are working to harness our specialty of using more software, more automation, more robotics, and more algorithms to reduce the quantity of materials, the amount of human labor, and the duration of time required to deliver our projects at scale.

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
Market Opportunity

Capital expenditure investments for solar and on- and off-shore wind capacity between 2020 and 2030 are projected to be approximately $8.5 trillion globally in order to achieve the carbon emissions reductions that would support the 1.5 degree global warming target established by the Paris Agreement. The global renewable energy market had total revenues of $692.8 billion in 2020, representing a compound annual growth rate (“CAGR”) of 8.9% between 2016 and 2020. The global renewable energy market is expected to continue its upward growth over the next several years, reaching $1.1 trillion by 2027. At the same time, the global total addressable market for energy storage is predicted to reach approximately $56.0 billion by 2027 in comparison to $8.0 billion in 2020, representing a CAGR of approximately 33%. Growing at a CAGR of approximately 43% between 2020 and 2027, the cumulative requirement for global storage capacity is expected to become a 534 gigawatt-hour opportunity in 2027.

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

The ongoing COVID-19 pandemic has resulted in significant supply chain disruptions globally, and similar to other companies in our industry, we have observed significant commodity price inflation in recent months, in some cases by upwards of 30% to 100%. Russia’s invasion of and military attacks on Ukraine, including indirect impacts as a result of sanctions and economic disruption, have and may continue to further complicate existing supply chain constraints. Shortages, price increases and/or delays in shipments of our raw materials and purchased component parts, such as steel, glass, concrete and adhesives, which are used as components of supplies or materials utilized in our operations, have occurred and may continue to occur in the future which may have a material adverse effect on our results of operations if we are unable to successfully mitigate the impact.

COVID-19 Pandemic

In March 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. As the pandemic has continued to evolve, including the emergence of additional SARS-CoV-2 variants that have proven especially contagious or virulent, the ultimate extent of the impact on our businesses, operating results, cash flows, liquidity and financial condition will be driven primarily by the severity and duration of the pandemic, the pandemic’s impact on the U.S. and global economies. During the period ended March 31, 2022, despite the continued COVID-19 pandemic, we continued to operate our business at full capacity, including all of our manufacturing and research and development operations, with the adoption of enhanced health and safety practices for our stakeholders.

Results of Operations
Key Components of Our Results of Operations
Revenue - For our contracts with customers, we recognize revenue over time using the incurred costs method for projects under development and engineering and design services. For government grants, we recognize grant revenue based on the amounts determined to be reimbursable for costs, including permitted indirect costs, incurred during a given period and we have reasonable assurance of the funds being received under the grant.
Cost of Sales - Cost of sales consists primarily of direct labor and direct external vendor costs related to our revenue contracts. No allocation of depreciation and amortization has been recognized due to the nature of work being performed and the impact would be immaterial.
Selling, General and Administrative Expense - SG&A expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.
Research and Development Expense - Research and development (“R&D”) expense consists primarily of salaries and other personnel-related costs; the cost of products, materials, and outside services used in our R&D activities.

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
$ in thousands	2022	2021
Revenue	$3,539	$516
Cost of revenue:
Cost of revenue	3,524	516
Provision for contract losses	33,737	—
Total cost of revenue	37,261	516
Gross loss	(33,722)	—

Operating expenses:
Selling, general, and administrative	20,395	2,152
Research and development	9,605	1,608
Total operating expenses	30,000	3,760
Operating loss	(63,722)	(3,760)

Other income (expense):
Interest income, net	194	40
Gain (loss) warrant remeasurement	4,026	(303)
Other expense, net	(76)	(33)
Net loss before taxes	(59,578)	(4,056)
Income tax benefit	610	—
Net loss	(58,968)	(4,056)

Total comprehensive loss	$(59,348)	$(4,068)
Revenue and Gross Loss
During the three months ended March 31, 2022, we recognized revenue of $3.5 million driven primarily by project revenue for work associated with the development and planned deployment of our technology and product offerings on a commercial scale, including $1.5 million of grant revenue recognized under the DOE Award. Under a commercial-scale demonstration agreement (the “Project Agreement”) executed with a customer in March 2022, we will complete the engineering, procurement, and construction of a new 5 MWe concentrated solar energy facility to be built in Mojave, California (the “Facility”) for customer’s use in testing, research and development. The Facility is expected to serve as a fully operational model for the customer’s use in demonstrating the Company’s technology and product offerings at a commercial scale to aid in the development, engineering, and construction of larger, commercial scale facilities under separate agreements between the Company and the customer or other third-party customers.
We recognized gross loss of $33.7 million during the three months ended March 31, 2022 driven primarily by recognition of a contract loss of $32.9 million related to the Project Agreement and Facility. The contract loss recognized during the first quarter reflects our best estimate as of March 31, 2022 of the full expected loss on the entire facility given consideration expected to be realized under the Project Agreement (net of the fair value of related warrants grant to the customer) and the DOE Award. Revenue expected to be recorded for the Mojave, California project is approximately $84.5 million over the full term of the project, of which $42.6 million is identified as noncancelable at March 31, 2022. Our cost estimates as of March 31, 2022 for the anticipated final scope of the facility are subject to further refinement as we continue detailed engineering and design with the customers, obtain firm pricing from subcontractors, order long-lead items, and better understand short- and long-term commodity and market impacts on cost inputs to the Project Agreement and Facility. As a result, the actual loss for the Project Agreement and Facility could vary from our current estimates.
During the three months ended March 31, 2021, we recognized revenue of $0.5 million and no gross profit or loss associated with an engineering and design services contract.

Selling, General, and Administrative Expense
SG&A increased approximately $18.2 million, from $2.2 million for the three months ended March 31, 2021 to $20.4 million for the three months ended March 31, 2022. The increase was primarily driven by our growth to support commercial operations, resulting in higher headcount and related employee expenses of approximately $14.3 million, professional and consulting services to support public company readiness efforts of $2.1 million, and facilities and office related expenses of $1.8 million due to increased space requirements in our Pasadena, California and Long Beach, California facilities.
Research and Development Expense
R&D expense consists primarily of salaries and other personnel-related costs; the cost of products, materials, and outside services used in our R&D activities.
R&D expense increased $8.0 million, from $1.6 million for the three months ended March 31, 2021 to $9.6 million for the three months ended March 31, 2022. The increase was primarily due to headcount growth and related consulting services associated with our efforts to ramp up and further develop our commercial-scale offering.
Warrant Remeasurement
As part of the Business Combination, we assumed the outstanding public and private warrants of Athena, which are accounted for at fair value based on the closing share price of the Company’s common stock. We incurred a $4.0 million gain during the three months ended March 31, 2022 related to the change in valuation on our warrant liabilities, compared to a loss of $0.3 million during the three months ended March 31, 2021.
Liquidity and Capital Resources

Heliogen’s principal source of liquidity has historically been proceeds from private investors through the issuance of SAFE Instruments, preferred stock, and common stock. Upon closing of the Business Combination with Athena completed in December 2021, Heliogen received net cash proceeds of $159.4 million. In March 2022, Heliogen entered a series of commercial agreements with a customer for the commercial-scale demonstration and deployment of Heliogen’s AI-enabled concentrated solar energy technology in California and the marketing of Heliogen’s technology in Australia, and is in the process of negotiating further revenue contracts. These contracts will provide a significant source of cash for the Company. Our principal uses of cash are for project-related expenditures, selling, general and administrative expenses and R&D expenditures in support of Heliogen’s development of its technology and operational growth efforts. To date, Heliogen has not had any material bank debt and has no material outstanding debt on the balance sheet as of March 31, 2022. Total liquidity for Heliogen, including cash and cash equivalents and available-for-sale investments, totaled $191.9 million and $222.4 million as of March 31, 2022 and December 31, 2021, respectively.
With the funds raised in connection with the Business Combination, we believe that our existing liquidity should provide the ability to meet our contractual obligations and continue our current R&D efforts and development of our first commercial facilities and will be sufficient to meet our near-term cash requirements. However, we could potentially use these available financial resources sooner than expected due to delays in project execution or higher than anticipated costs and, thus we may need to incur additional indebtedness or issue additional equity to meet our operating needs. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in developing our new technologies, this could reduce our ability to compete successfully and harm our business, growth and results of operations. While we believe we will meet longer-term expected future cash requirements and obligations through a combination of our existing cash and cash equivalent balances, cash flow from operations, and issuances of equity securities or debt offerings, our future capital requirements and the adequacy of available funds will depend on many factors, including those disclosed in Part I, Item 1A in our 2021 Form 10-K/A for the year ended December 31, 2021.

Summary of Cash Flows
A summary of the Company’s cash flows from operating, investing and financing activities is presented in the following table:

	Three Months Ended March 31,
$ in thousands	2022	2021
Net cash used in operating activities	$(22,673)	$(625)
Net cash used in investing activities	(102,728)	(27,796)
Net cash (used in) provided by financing activities	(1,065)	73,006
Net Cash from Operating Activities
Net cash used in operating activities was $22.7 million for the three months ended March 31, 2022 compared to $0.6 million cash used in operating activities for the three months ended March 31, 2021, resulting in a $22.0 million increase in use of operating cash. Cash flows used in operating activities result primarily from Heliogen’s ramp-up of operations and increases in headcount and are also affected by changes in operating assets and liabilities which consist primarily of working capital balances for our projects. Working capital levels may vary and are impacted by the stage of completion and commercial terms of projects. The primary components of our working capital accounts are accounts receivable, contract assets, accounts payable, and contract liabilities.
Net Cash from Investing Activities
For the three months ended March 31, 2022, cash used in investing activities was $102.7 million and consisted of cash invested in available-for-sale debt securities of $122.5 million offset by proceeds from maturities of available-for-sale debt securities of $21.1 million, and $1.4 million for capital expenditures primarily comprised of $0.9 million in machinery, equipment and improvements for our new Long Beach manufacturing facility and $0.4 million in office and computer equipment to support our headcount growth. Cash used in investing activities for the three months ended March 31, 2021 was $27.8 million and primarily represents cash invested in available-for-sale debt securities.
Net Cash from Financing Activities
Cash used in financing activities totaled $1.1 million for the three months ended March 31, 2022, driven primarily by $1.3 million transaction costs paid related to the Business Combination, which were previously accrued at December 31, 2021, slightly offset by $0.2 million cash received from the exercise of stock options. Cash provided by financing activities totaled $73.0 million for the three months ended March 31, 2021 and was due primarily to $73.2 million cash received from the issuance of the SAFE instruments, $0.2 million cash received from the exercise of stock options, slightly offset by $0.4 million for repayment of the Paycheck Protection Program loan received in 2020.
Critical Accounting Estimates
There have been no material changes to our discussion of critical accounting estimates from those set forth in our 2021 Annual Report on Form 10-K/A for the year ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

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

In connection with the preparation and audit of our financial statements as of and for the fiscal year ended December 31, 2021, we identified certain material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. The material weaknesses existing at December 31, 2021, for which remediation is ongoing at March 31, 2022, are as follows:

•We did not design or maintain an effective control environment specific to the areas of financial reporting and its close process, including effective review of technical accounting matters.

•We did not design or maintain an effective control environment to ensure proper segregation of duties, including separate review and approval of journal entries and access within our accounting system.

In addition to the actions we took during 2021 to remediate the deficiencies in our internal control over financial reporting we are implementing additional processes and controls designed to address the underlying causes associated with the above-mentioned deficiencies. We are committed to remediating the deficiencies described above in a timely manner. Our incremental efforts taken in 2022 to implement measures designed to improve our internal control over financial reporting to remediate these deficiencies include, but are not limited to, the following:

•During the first quarter of 2022, we continued the implementation of additional functionality within our company-wide enterprise resource planning system.

•We engaged a large multinational accounting firm to provide certain advisory and internal audit services, under the oversight of the audit committee of our board of directors, including, but not limited to, advising on the remediation of the material weaknesses identified above, performing a comprehensive internal controls gap assessment, assist in further enhancement and development of the Company’s business processes, and perform testing of internal controls, as applicable. We expect all of these services will significantly enhance our internal controls environment and provide a basis on which management can assess and conclude upon the remediation of the material weaknesses.

•We developed and improved recurring accounting processes providing more timely and detailed review of complex and routine areas, including internal stakeholder engagement to timely and accurately identify new or complex transactions.

These additional resources, policies and procedures are designed to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control over financial reporting environment. We are committed to continue to take steps to address the underlying causes of the material weaknesses in a timely manner and will continue to monitor the effectiveness of our remediation plan and will refine as appropriate. While we are undertaking efforts to remediate these material weaknesses, the material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively.

With the foregoing in mind, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weaknesses discussed above. Notwithstanding the existence of the material weaknesses described above, management believes that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods and dates presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the implementation of the remediation measures as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
Information relating to various commitments and contingencies is described in Note 13 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K/A for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 28, 2022, in connection with the concurrent execution of the commercial-scale demonstration agreement (the “Project Agreement”) and collaboration agreement (the “Collaboration Agreement”) with a customer in March 2022, the Company issued warrants to purchase in the aggregate approximately 4.56 million shares of the Company’s common stock at an exercise price of $0.01 per share. Of these warrants, (i) 912,409 Project Warrants vest pro rata with certain payments required to be made under the Project Agreement, (ii) 1,824,818 Collaboration Warrants vested immediately upon execution of the Collaboration Agreement and (iii) up to 1,824,820 Collaboration Warrants will vest based on the customer reaching certain specified performance goals under the Collaboration Agreement. The fair value of both the Project Warrants and Collaboration Warrants is $4.96 per warrant. The Project Warrants and Collaboration Warrants expire upon the earlier of a change in control of the Company or March 28, 2027. The Project Warrants and Collaboration Warrants and the shares of common stock underlying such warrants were issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Heliogen, Inc.	8-K	001-40209	3.1	January 6, 2022
3.2	Amended and Restated Bylaws of Heliogen, Inc.	8-K	001-40209	3.2	January 6, 2022
4.1	Specimen Common Stock Certificate of Heliogen, Inc.	8-K	001-40209	4.1	January 6, 2022
4.2	Form of Warrant Certificate of Heliogen, Inc.	S-1	001-40209	4.2	January 24, 2022
4.3	Warrant Agreement, dated March 16, 2021, by and between Athena Technology Acquisition Corp. and Continental Stock Transfer & Trust Company.	8-K	001-40209	4.1	March 22, 2021
10.1*†	Collaboration Agreement-Australia, dated March 28, 2022, by and between Heliogen Holdings, Inc. and Woodside Energy Technologies Pty. Ltd.
10.2*†	Commercial-Scale Demonstration Agreement, dated March 28, 2022, by and between Heliogen, Inc. and Woodside Energy (USA) Inc.

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.3*
Warrant to Purchase Class A Common Stock of Heliogen, Inc. in connection with Commercial-Scale Demonstration Agreement, dated March 28, 2022, by and between Heliogen, Inc. and Woodside Energy (USA) Inc.

10.4*	Warrant to Purchase Class A Common Stock of Heliogen, Inc. in connection with Collaboration Agreement, dated March 28, 2022, by and between Heliogen, Inc. and Woodside Energy (USA) Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________
*    Filed herewith.
**    Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
***    Certain portions of this exhibit (indicated by asterisks) have been excluded pursuant to Item 601(b)(10) of regulation S-K because they are both not material and are the type that the Registrant treats as private or confidential.
†    Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heliogen, Inc.

/s/ Bill Gross
Bill Gross
Chief Executive Officer
Dated:	May 23, 2022	(Principal Executive Officer)

/s/ Christiana Obiaya
Christiana Obiaya
Chief Financial Officer
Dated:	May 23, 2022	(Principal Financial Officer and Principal Accounting Officer)