Form 10-Q
period 2022-06-30
Heliogen, Inc.
filed 2022-08-12
CIK 1840292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The registrant had 190,354,103 shares of common stock outstanding as of August 4, 2022.

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

•the impact of the COVID-19 pandemic and Russia’s invasion of Ukraine on our business, including, but not limited to, supply chain disruptions;

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

Part I - Financial Information
Item 1. Financial Information
Heliogen, Inc.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2022	2021
		(As Restated)
ASSETS
Cash and cash equivalents	$60,731	$190,081
Restricted cash	957	—
Investments, available-for-sale (amortized cost of $125,310 and $32,349, respectively)	115,142	32,332
Receivables	5,742	3,896
Prepaid and other current assets	7,222	874
Total current assets	189,794	227,183
Operating lease right-of-use assets	15,550	16,093
Property, plant, and equipment, net of accumulated depreciation of $1,454 and $707, respectively	6,470	4,102
Goodwill	984	4,204
Intangible assets, net of accumulated amortization of $60 and $27, respectively	3,555	147
Restricted cash	1,500	1,500
Other long-term assets	19,724	4,219
Total assets	$237,577	$257,448
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade payables	$3,916	$4,645
Contract liabilities	8,521	513
Contract loss provisions	30,923	397
Accrued expenses and other current liabilities	5,794	6,974
Total current liabilities	49,154	12,529
Debt	26	35
Operating lease liabilities, net of current portion	14,785	14,183
Warrant liability	2,253	14,563
Other long-term liabilities	2,413	2,080
Total liabilities	68,631	43,390
Commitments and contingencies (see Note 10)
Convertible preferred stock – $0.0001 par value; 10,000,000 shares authorized and no shares outstanding as of June 30, 2022 and December 31, 2021	—	—
Shareholders’ equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 190,093,226 shares issued and outstanding (excluding restricted shares of 217,060) as of June 30, 2022 and 183,367,037 shares issued and outstanding (excluding restricted shares of 481,301) as of December 31, 2021	19	18
Additional paid-in capital	415,526	380,624
Accumulated other comprehensive loss	(834)	(4)
Accumulated deficit	(245,765)	(166,580)
Total shareholders’ equity	168,946	214,058
Total liabilities, convertible preferred stock and shareholders’ equity	$237,577	$257,448
The accompanying notes are an integral part of these condensed consolidated financial statements.

Heliogen, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
($ in thousands, except per share and share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Services revenue	$964	$845	$3,008	$1,361
Grant revenue	1,428	—	2,923	—
Total revenue	2,392	845	5,931	1,361
Cost of revenue:
Cost of services revenue	958	845	2,987	1,361
Cost of grant revenue	1,428	—	2,923	—
Provision for contract losses	—	—	33,737	—
Total cost of revenue	2,386	845	39,647	1,361
Gross profit (loss)	6	—	(33,716)	—

Operating expenses:
Selling, general, and administrative	22,589	4,260	42,984	6,412
Research and development	6,147	2,665	15,752	4,273
Total operating expenses	28,736	6,925	58,736	10,685
Operating loss	(28,730)	(6,925)	(92,452)	(10,685)

Interest income (expense), net	213	(41)	407	(1)
SAFE instruments remeasurement	—	(47,460)	—	(47,460)
Gain (loss) on warrant remeasurement	8,284	(1,979)	12,310	(2,282)
Other (expense) income, net	(109)	72	(185)	39
Net loss before taxes	(20,342)	(56,333)	(79,920)	(60,389)
Income tax benefit	125	—	735	—
Net loss	(20,217)	(56,333)	(79,185)	(60,389)
Other comprehensive loss, net of taxes
Unrealized losses on available-for-sale securities	(127)	(2)	(506)	(14)
Cumulative translation adjustment	(323)	—	(324)	—
Total comprehensive loss	$(20,667)	$(56,335)	$(80,015)	$(60,403)

Loss per share:
Loss per share – Basic and Diluted	$(0.11)	$(5.30)	$(0.42)	$(5.92)
Weighted average number of shares outstanding – Basic and Diluted	190,182,474	10,623,517	187,123,737	10,195,971
The accompanying notes are an integral part of these condensed consolidated financial statements.

Heliogen, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity (Deficit)
($ in thousands, except share data)
(Unaudited)

			Shareholders’ Equity (Deficit)
	Convertible Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

March 31, 2021	117,886,982	$45,932	10,533,667	$1		$1,764	$(12)	$(33,228)	$(31,475)
Net loss	—	—	—	—		—	—	(56,333)	(56,333)
Other comprehensive loss	—	—	—	—		—	(2)	—	(2)
Share-based compensation	—	—	—	—		353	—	—	353
Shares issued for stock options exercised	—	—	150,688	—		17	—	—	17
June 30, 2021	117,886,982	$45,932	10,684,355	$1		$2,134	$(14)	$(89,561)	$(87,440)

December 31, 2020	117,886,982	$45,932	8,160,828	$1		$1,309	$—	$(29,172)	$(27,862)
Net loss	—	—	—	—		—	—	(60,389)	(60,389)
Other comprehensive loss	—	—	—	—		—	(14)	—	(14)
Share-based compensation	—	—	—	—		564	—	—	564
Shares issued for stock options exercised	—	—	2,324,212	—		231	—	—	231
Shares issued for stock warrants exercised	—	—	199,315	—		30	—	—	30
June 30, 2021	117,886,982	$45,932	10,684,355	$1		$2,134	$(14)	$(89,561)	$(87,440)

			Shareholders’ Equity (Deficit)
	Convertible Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
March 31, 2022	—	$—	186,121,281	$19		$403,216	$(384)	$(225,548)	$177,303
Net loss	—	—	—	—		—	—	(20,217)	(20,217)
Other comprehensive loss	—	—	—	—		—	(450)	—	(450)
Share-based compensation	—	—	248,076	—		11,524	—	—	11,524
Shares issued for stock options exercised	—	—	3,723,859	—		643	—	—	643
Shares issued for stock warrants exercised	—	—	10	—		—	—	—	—
Issuance of warrants in connection with vendor agreements	—	—	—	—		54	—	—	54
Issuance of warrants in connection with customer agreements	—	—	—	—		89	—	—	89
June 30, 2022	—	$—	190,093,226	$19		$415,526	$(834)	$(245,765)	$168,946

December 31, 2021 (As Restated)	—	$—	183,367,037	$18	—	$380,624	$(4)	$(166,580)	$214,058
Net loss	—	—	—	—		—	—	(79,185)	(79,185)
Other comprehensive loss	—	—	—	—		—	(830)	—	(830)
Share-based compensation	—	—	248,076	—		24,506	—	—	24,506
Shares issued for stock options exercised	—	—	6,478,103	1		914	—	—	915
Shares issued for stock warrants exercised	—	—	10	—		—	—	—	—
Issuance of warrants in connection with vendor agreements	—	—	—	—		54	—	—	54
Issuance of warrants in connection with customer agreements	—	—	—	—		9,428	—	—	9,428
June 30, 2022	—	$—	190,093,226	$19		$415,526	$(834)	$(245,765)	$168,946
The accompanying notes are an integral part of these condensed consolidated financial statements.

Heliogen, Inc.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79,185)	$(60,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,453	134
Share-based compensation	24,506	564
SAFE instruments remeasurement	—	47,460
Warrant remeasurement	(12,310)	2,282
Deferred income taxes	(735)	—
Non-cash operating lease expense	814	—
Other non-cash operating activities	189	373
Changes in assets and liabilities:
Receivables	(1,806)	(165)
Prepaid and other current assets	(3,761)	(466)
Other long-term assets	390	(1,454)
Trade payables	809	499
Accrued expenses and other current liabilities	(232)	1,113
Contract liabilities	8,384	1,669
Contract loss provisions	30,577	—
Operating lease liabilities	(506)	(195)
Other long-term liabilities	53	73
Net cash used in operating activities	(31,360)	(8,502)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,484)	(747)
Purchases of available-for-sale investments	(199,779)	(37,760)
Maturities of available-for-sale investments	40,800	—
Sales of available-for-sale investments	65,817	—
Net cash used in investing activities	(96,646)	(38,507)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from SAFE instruments, net of issuance costs of $30.1 thousand	—	83,411
Transaction costs paid related to the Business Combination with Athena	(1,274)	—
Repayments on Paycheck Protection Program loan	—	(411)
Proceeds from exercise of stock options	887	231
Proceeds from exercise of common stock warrants	—	30
Other financing costs	—	(147)
Net cash (used in) provided by financing activities	(387)	83,114
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(128,393)	36,105
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	191,581	18,334
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$63,188	$54,439

Supplemental Cash Flow Information
The following reconciles cash, cash equivalents and restricted cash:

	Six Months Ended June 30,
$ in thousands	2022	2021
Cash and cash equivalents	$60,731	$54,439
Restricted cash (current and long-term)	2,457	—
Total cash, cash equivalents and restricted cash	$63,188	$54,439

Cash flows related to interest, leases and other non-cash investing and financing activities were as follows:

	Six Months Ended June 30,
$ in thousands	2022	2021
Supplemental disclosures:
Cash paid for interest	$—	$3
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$201	$209
Right-of-use asset removed upon lease termination	306	4,580
Fair value of Project Warrants and Collaboration Warrants recognized in equity	9,428	1,051
Capital expenditures incurred but not yet paid	251	43

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of Heliogen and the subsidiaries it controls. All material intercompany balances are eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Heliogen’s Annual Report on Form 10-K/A for the year ended December 31, 2021 filed on May 23, 2022.

Certain information and disclosures normally included in annual financial statements have been condensed or omitted in these interim financial statements. In our opinion, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for fair statement. The results of operations for the six months ended June 30, 2022, are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2022.
Athena Business Combination

On December 30, 2021, Heliogen, Inc., a Delaware corporation (“Legacy Heliogen”), Athena Technology Acquisition Corp., a Delaware corporation (“Athena”), and HelioMax Merger Sub, Inc. (“Merger Sub”), Athena’s direct, wholly owned subsidiary, consummated the closing of transactions contemplated by the business combination agreement, dated July 6, 2021, by and among Athena, Merger Sub, and Legacy Heliogen (the “Business Combination”).
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
In accordance with accounting guidance applicable to these circumstances, the equity structure has been recast in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy Heliogen’ stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Heliogen redeemable convertible preferred stock, common stock, warrants, options, and restricted stock units (“RSU”) prior to the Business Combination have been retroactively recast as shares reflecting the exchange ratio of 2.013 established in the Business Combination.

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

Reclassifications
Certain immaterial prior period amounts have been reclassified to conform to current period presentation. Such changes did not have a material impact on our financial position or results of operation. All dollar amounts (other than per share amounts) in the following disclosures are in thousands of United States dollars, unless otherwise indicated.

Recent Accounting Pronouncements
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

2.    Revenue

Disaggregated Revenue

We disaggregate revenue into the following revenue categories:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2022	2021	2022	2021
Project revenue	$892	$—	$2,883	$—
Other services revenue	72	845	125	1,361
Total services revenue	964	845	3,008	1,361
Grant revenue	1,428	—	2,923	—
Total revenue	$2,392	$845	$5,931	$1,361
Project revenue consists of amounts recognized under contracts with customers for the development, construction and delivery of commercial-scale concentrated solar energy facilities. Other services revenue consists of amounts recognized under contracts with customers for the provision of engineering, R&D or other similar services in our field of expertise. Revenue recognized during 2022 and 2021 includes commercial, non-governmental customers in Australia and Europe.
Under a commercial-scale demonstration agreement (the “Project Agreement”) executed with a customer in March 2022, Heliogen will complete the engineering, procurement, and construction of a new 5 MWe concentrated solar energy facility to be built in Mojave, California (the “Facility”) for the customer’s use in testing, research and development. Pursuant to the Project Agreement, the customer will pay up to $50.0 million to Heliogen to complete the Facility. The total transaction price for the Project Agreement is $45.5 million reflecting a reduction in contract price for the fair value of the Project Warrants (defined and discussed further in Note 3) granted to the customer in connection with the Project Agreement. The Project Agreement modified and replaced a limited notice to proceed executed in October 2021 with the

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements

same customer under which $0.9 million of revenue was recognized in 2021. The Project Agreement contributed significant revenues for the three and six months ended June 30, 2022 of $0.9 million and $2.9 million, respectively, or 92% and 96%, respectively, of total services revenue. The Company recognized contract losses of $32.9 million during the six months ended June 30, 2022 related to the Project Agreement. The contract loss recognized during the first quarter reflected the Company’s estimate as of March 31, 2022 of the full expected loss on the design, engineering, and construction of the Facility given consideration expected to be realized under the Project Agreement (net of the fair value of the Project Warrants) and the Company’s award from the U.S. Department of Energy’s Solar Energy Technology Office (the “DOE Award”). No additional contract loss was recognized during the three months ended June 30, 2022. During the three and six months ended June 30, 2022, the Company recognized grant revenue under the DOE Award of $1.4 million and $2.9 million, respectively, related to costs incurred during such periods that are reimbursable under the DOE Award.

Performance Obligations and Contract Liabilities

Revenue recognized under contracts with customers relate solely to the performance obligations satisfied in 2022 with no revenue recognized from performance obligations satisfied in prior periods. On June 30, 2022, we had approximately $42.8 million of transaction price allocated to remaining performance obligations through 2025. For the six months ended June 30, 2022, we recognized a total provision for contract losses of $33.7 million, driven primarily by the Project Agreement as discussed above, as estimated costs to satisfy performance obligations for the remainder of those contracts exceeded consideration to be received from the customers. We recognized no provisions for contract losses during the three months ended June 30, 2022 and the three and six months ended June 30, 2021.
As of June 30, 2022 and December 31, 2021, our contract liabilities were $8.5 million and $0.5 million, respectively. Activity included in contract liabilities during the six months ended June 30, 2022 consisted of additions for deferred revenue of $11.4 million offset by revenue recognized of $3.0 million, and other activity of $0.4 million.

We recognized an immaterial amount of revenue for the six months ended June 30, 2022, which was previously included in the contract liability balance at December 31, 2021.

Accounts Receivable

As of June 30, 2022, our receivables of $5.7 million included $1.0 million accounts receivables related to our contracts with customers, which consisted of trade receivables of $0.5 million and unbilled receivables of $0.5 million. Additionally, our receivables included $4.4 million related to amounts reimbursable to the Company under the DOE Award.

As of December 31, 2021, our receivables of $3.9 million included $2.1 million accounts receivables related to our contracts with customers which consisted of trade receivables of $0.9 million and unbilled receivables of $1.2 million. Additionally, our receivables included $1.4 million related to amounts reimbursable to the Company under the DOE Award and $0.4 million in other receivables.
3.    Warrants
Public Warrants and Private Warrants

The Company’s warrant liability as of June 30, 2022 includes public warrants (the “Public Warrants”) and private placement warrants (the “Private Warrants”). The Public Warrants and Private Warrants permit warrant holders to purchase in the aggregate 8,333,333 shares and 233,333 shares, respectively, of the Company’s common stock at an exercise price of $11.50 per share. Each of the Public Warrants and the Private Warrants became exercisable on March 16, 2022 and expire on December 30, 2026, or earlier upon redemption or liquidation. The Company has the ability to redeem outstanding Public Warrants prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the notice date of redemption. In addition, the Company has the ability to redeem all (but not less than all) of the outstanding Public Warrants and Private Warrants prior to their expiration, at a price of $0.10 per warrant if the last reported sales price of the Company’s common stock equals or exceeds $10.00 on the trading

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements

day prior to the date of the notice. The Company evaluated the Public Warrants and Private Warrants and concluded that a provision in the underlying warrant agreement dated March 16, 2021, by and between Athena and Continental Stock Transfer & Trust Company, related to certain tender or exchange offers precludes both the Public Warrants and Private Warrants from being accounted for as components of equity. As both the Public Warrants and Private Warrants meet the definition of a derivative, they are recorded on the Condensed Consolidated Balance Sheets as liabilities and measured at fair value at each reporting date, and the change in fair value is reported on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Project Warrants

In connection with the concurrent execution of the Project Agreement with a customer in March 2022, the Company issued warrants permitting the customer to purchase approximately 0.91 million shares of the Company’s common stock at an exercise price of $0.01 per share (the “Project Warrants”). These warrants expire upon the earlier of a change in control of the Company or March 28, 2027 and vest pro rata with certain payments required to be made by the customer under the Project Agreement. The fair value of the Project Warrants upon issuance was $4.96 per warrant based on the closing price of the Company’s shares on March 28, 2022 less the exercise price.

The Company evaluated the Project Warrants under ASC 718, Stock Compensation (“ASC 718”) as consideration payable to a customer or non-employee and concluded them to be equity-classified. For the Project Warrants, the total consideration payable to the customer of approximately $4.5 million reduced the transaction price associated with the customer’s contract and the Company recognized $0.2 million as an increase to additional paid-in-capital related to the Project Warrants to reflect the attribution of the Project Warrants’ fair value in a manner similar to revenue recognized under the customer’s contract. As of June 30, 2022, none of the Project Warrants have vested or become exercisable.
Collaboration Warrants

In connection with the concurrent execution of the Collaboration Agreement with a customer in March 2022, the Company issued warrants permitting the customer to purchase approximately 3.65 million shares of the Company’s common stock at an exercise price of $0.01 per share (the “Collaboration Warrants”). These warrants expire upon the earlier of a change in control of the Company or March 28, 2027. Of these warrants, (i) 1.825 million warrants vested immediately upon execution of the Collaboration Agreement and (ii) 1.825 million warrants will vest based on the customer reaching certain specified performance goals under the Collaboration Agreement relating to towers contracted. The fair value of the Collaboration Warrants upon issuance was $4.96 per warrant based on the closing price of the Company’s shares on March 28, 2022 less the exercise price.

The Company evaluated the Collaboration Warrants under ASC 718 as consideration payable to a customer or non-employee and concluded them to be equity-classified. For the Collaboration Warrants, the Company recognized a prepaid expense of $9.1 million, of which $2.6 million is classified as current and $6.5 million was classified as long-term, with a corresponding increase to additional paid-in-capital related to the Collaboration Warrants that immediately vested. This amount will be recognized ratably beginning April 2022 for marketing services to be provided over an estimated period of approximately three years as selling, general and administrative expense. For the three and six months ended June 30, 2022, we recognized approximately $0.6 million as selling, general and administrative expense related to the vesting of the Collaboration Warrants. Additional vesting of the Collaboration Warrants will be recognized as deferred contract acquisition costs upon execution of an applicable customer contract as defined in the Collaboration Agreement and will be amortized to expense over the term of the applicable customer contract.

Vendor Warrants

On April 19, 2022, the Company issued warrants to purchase 76,923 shares of the Company’s common stock, at an exercise price of $0.01 per share (“Vendor Warrants”), to a vendor as compensation for services to be performed by the vendor. The Vendor Warrants vest in 12 equal installments monthly, subject to continued service by the vendor, and are completely vested upon the one-year anniversary of issuance. The Company evaluated the Vendor Warrants under ASC 718 as consideration payable to a customer or non-employees and concluded them to be equity-classified. The Vendor Warrants had a fair value upon issuance of $0.3 million, which will be recognized ratably over one year as selling, general and administrative expense. For the three and six months ended June 30, 2022, the Company recognized approximately

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements

$0.1 million as selling, general and administrative expense related to the partial vesting of the Vendor Warrants. The fair value of the Vendor Warrants upon issuance was $4.18 per warrant based on the closing price of the Company’s shares on April 19, 2022 less the exercise price.
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
(2)No change in the fair value of the contingent consideration was identified or recorded during the six months ended June 30, 2022.
The following table summarizes the purchase price allocation as of the acquisition date and measurement period adjustments recognized during the six months ended June 30, 2022.

	As of		As of
	December 31, 2021	Measurement Period Adjustments	June 30, 2022
$ in thousands	Preliminary Valuation		Revised Valuation
Cash and cash equivalents	$30	$—	$30
Prepaid and other current assets	33	—	33
Property, plant and equipment, net	6	—	6
Intangible asset	—	4,204	4,204
Goodwill	4,204	(3,093)	1,111
Total assets acquired	4,273	1,111	5,384
Accrued expenses and other current liabilities	74	—	74
Contract liabilities	390	—	390
Debt	41	—	41
Deferred tax liabilities	—	1,111	1,111
Total liabilities assumed	505	1,111	1,616
Net assets acquired	$3,768	$—	$3,768
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

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements

technology if the Company had developed the technology using its own resources, developer’s profit margin based on estimated market participants’ required margin, and an estimated discount for economic obsolescence. The intangible asset will be amortized over its estimated useful life of ten years.
5.    Accrued Expenses and Other Current Liabilities
The following summarizes the balances of accrued expenses and other current liabilities:

$ in thousands	June 30, 2022	December 31, 2021
Payroll and other employee benefits	$944	$862
Professional fees	1,301	1,379
Research and development costs	1,888	1,895
Operating lease liabilities, current portion	1,405	2,240
Other accrued expenses	256	598
Total accrued expenses and other current liabilities	$5,794	$6,974

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements

6.    Income Taxes

We calculate our quarterly tax provision pursuant to the guidelines in ASC 740, Income Taxes. ASC 740 requires companies to estimate the annual effective tax rate for current year ordinary income. The relationship between our income tax provision or benefit and our pretax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pretax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates and changes in valuation allowances. The income tax benefit of $0.1 million and $0.7 million the three months and six months ended June 30, 2022, respectively, was primarily attributable to our German operations. We incurred no income tax benefit or provision for the three months and six months ended June 30, 2021. Any income tax benefit associated with the pre-tax loss for the three months and six months ended June 30, 2022, resulting primarily from the U.S. jurisdiction, is offset by a full valuation allowance.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances, future tax projections and availability of taxable income in the carryback period, we recorded a full valuation allowance against the federal and state deferred tax assets as of June 30, 2022 and December 31, 2021.

The Company is subject to the provisions of ASC Subtopic 740-10, Accounting for Uncertainty in Income Taxes. This standard establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax return positions in the financial statements as more-likely-than-not to be sustained by the relevant taxing authority and requires measurement of a tax position meeting the more-likely-than- not criterion, based on the largest benefit that is more than 50% likely to be realized. If upon performance of an assessment pursuant to this subtopic, management determines that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the condensed consolidated financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. We do not have material unrecognized tax benefits for uncertain tax positions.

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements

7.    Share-Based Compensation
The Heliogen, Inc. 2021 Equity Incentive Plan aims to incentivize employees, directors and consultants who render services to the Company through the granting of stock awards, including options, SARs, restricted stock awards, RSU awards, performance awards, and other stock-based awards.

During the three and six months ended June 30, 2022, we granted 1,245,291 and 2,110,615 RSU awards, respectively, at a weighted average grant date fair value per share of $3.76 and $4.27, respectively.
Our total share-based compensation expense, including the affected line on the Condensed Consolidated Statements of Operations and Comprehensive Loss, is as follows:

$ in thousands	Three Months Ended June 30,		Six Months Ended June 30,
Operating expense classification	2022	2021	2022	2021
Selling, general, and administrative	$10,445	$235	$21,653	$383
Research and development	1,079	118	2,853	181
Total share-based compensation expense	$11,524	$353	$24,506	$564

8.    Loss Per Share
Basic and diluted losses per share (“EPS”) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except per share and share data	2022	2021	2022	2021
Numerator
Net loss	$(20,217)	$(56,333)	$(79,185)	$(60,389)
Denominator
Weighted-average common shares outstanding	188,351,584	10,623,517	186,162,907	10,195,971
Weighted-average impact of warrants(1)	1,830,890	—	960,830	—
Denominator for basic EPS – weighted-average shares	190,182,474	10,623,517	187,123,737	10,195,971
Effect of dilutive securities	—	—	—	—
Denominator for diluted EPS – weighted-average shares	190,182,474	10,623,517	187,123,737	10,195,971

EPS – Basic	$(0.11)	$(5.30)	$(0.42)	$(5.92)
EPS – Diluted	$(0.11)	$(5.30)	$(0.42)	$(5.92)
________________
(1)Warrants that have a $0.01 exercise price are assumed to be exercised when vested because common shares issued for little consideration upon exercise of these warrants are included in outstanding shares for the purposes of computing basic and diluted EPS.

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements

The following securities were excluded from the calculation of EPS as their impact would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	33,796,188	32,908,260	33,796,188	32,908,260
Unvested restricted stock units	6,082,050	—	6,082,050	—
Restricted shares issued upon the early exercise of unvested options	217,060	1,406,910	217,060	1,406,910
Unvested warrants	2,594,902	—	2,594,902	—
Vested warrants	8,566,656	229,841	8,566,656	229,841
Preferred stock warrants, on an “as converted” basis	—	381,306	—	381,306
Convertible preferred shares, on an “as converted” basis (1)	—	121,038,967	—	121,038,967
________________

(1)    For the three and six months ended June 30, 2021, there were 117,886,982 convertible preferred shares outstanding.

9.    Related Party Transactions
Idealab
The Chief Executive Officer of our Company also serves as the chairman of the board of directors of Idealab, a California Corporation (“Idealab”). Idealab, a minority owner of Heliogen’s outstanding voting stock through its wholly owned subsidiary, Idealab Holdings, LLC, is a party to a lease with the Company and provides various services through service agreements which include accounting, human resources, legal, information technology, marketing, public relations, and certain other operational support and executive advisory services. All expenses or amounts paid to Idealab pursuant to these agreements are reported within selling, general, and administrative (“SG&A”) in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The amounts charged to us or reimbursed by us under these agreements were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2022	2021	2022	2021
Administrative services provided by Idealab	$169	$464	$303	$752
In May 2021, Heliogen sub-leased a portion of its office space in Pasadena, CA to Idealab for a term of seven years. The sub-lease has an initial annual base rent of approximately $150,000 and contains a 3% per annum escalation clause. The sub-lease is subject to termination by either party upon six months prior written notice. Concurrently with the parties’ entering into the sub-lease agreement, Idealab and Heliogen also entered into certain property management and shared facilities staffing agreements, which provide that Heliogen pays Idealab approximately $3,000 per month for building management services and approximately $13,000 per month for shared facilities staff and services (with proportional reimbursement of salaries). Such agreements are subject to termination right by either party with 90 days prior written notice. For the three and six months ended June 30, 2022, we recognized $8,000 and $47,000 in rental revenue, respectively, reported within other expense (income), net in our Condensed Consolidated Statements of Operations and Comprehensive Loss.
10.    Commitments and Contingencies
We are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, and other miscellaneous claims. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements

proceedings will not, individually or in the aggregate, have a material effect on our condensed consolidated financial statements as of and for the six months ended June 30, 2022.

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

On August 30, 2021, the Company's predecessor, Athena, received a litigation demand letter (the “Class Vote Demand”) on behalf of Athena’s stockholder FWD LKNG GDD Irrevocable Trust. The Class Vote Demand alleged that Athena violated Section 242(b)(2) of the Delaware General Corporation Law (the “DGCL”) by not requiring separate class votes for holders of the Athena Class A and Class B Common Stock in connection with certain aspects of the business combination between Athena and Heliogen. According to the Class Vote Demand, a class vote was required under Section 242(b)(2) because consideration to the stockholders of Heliogen was to be paid in newly issued common stock, following elimination of the Class B Common Stock. While such separate class vote is not required pursuant to Section 242(b)(2) of the DGCL, Athena concluded that such separate class vote was advisable to prevent disruption to the proposed transaction with Heliogen, and to avoid the delay and expense of potential litigation and amended its Form S-4 Registration Statement to reflect that change. On January 20, 2022, the stockholders’ counsel asserted entitlement to an award of attorneys’ fees to reflect the benefit it purportedly obtained for all Athena stockholders. This matter was resolved in March 2022 with final settlement paid in April 2022 and no material impact to our financial condition or results of operations.

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements

11.    Accumulated Other Comprehensive Loss (“AOCL”)

Changes in AOCL, net of tax, by component

$ in thousands	Changes in fair value on investment securities	Accumulated foreign currency translation adjustments	Total
Balance at December 31, 2021	$(17)	$13	$(4)
Other comprehensive loss adjustments before reclassifications	(663)	(324)	(987)
Amounts reclassified from AOCL	157	—	157
Net other comprehensive loss	(506)	(324)	(830)
Balance at June 30, 2022	$(523)	$(311)	$(834)

$ in thousands	Changes in fair value on investment securities	Accumulated foreign currency translation adjustments	Total
Balance at December 31, 2020	$—	$—	$—
Other comprehensive loss adjustments before reclassifications	(14)	—	(14)
Amounts reclassified from AOCL	—	—	—
Net other comprehensive loss	(14)	—	(14)
Balance at June 30, 2021	$(14)	$—	$(14)

There were no tax impacts related to the Company’s other comprehensive loss items at June 30, 2022 and December 31, 2021.

Reclassifications out of AOCL, net of tax, by component

	Six Months Ended June 30,		Affected line item on the Condensed Consolidated Statements of Operations
$ in thousands	2022	2021
Changes in fair value on investment securities
Reclassification of realized losses	$(157)	$—	Other (expense) income, net
Tax benefit (provision)	—	—	Benefit for income taxes
Net changes in fair value on investment securities	$(157)	$—

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements

12.    Fair Value of Financial Instruments
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
The Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following table by fair value measurement level:

$ in thousands
Description	Level	June 30, 2022	December 31, 2021
Assets:
Investments	1	$124,787	$32,332
Liabilities:
Public Warrants	1	$2,192	$14,167
Private Warrants	2	$61	$396

13.    Investments
Investments in fixed maturity securities as of June 30, 2022 and December 31, 2021 are classified as available-for-sale and are summarized in the table below:

$ in thousands	June 30, 2022			December 31, 2021
Investment type	Amortized Cost	Unrealized (Losses)	Fair Value	Amortized Cost	Unrealized (Losses)	Fair Value
Corporate bonds	$10,534	$(91)	$10,443	$32,349	$(17)	$32,332
Commercial paper	17,467	(107)	17,360	—	—	—
U.S. treasury bills	97,309	(325)	96,984	—	—	—
Total (1)	$125,310	$(523)	$124,787	$32,349	$(17)	$32,332
__________________
(1)As of June 30, 2022, approximately $115.1 million have original maturities of ninety-one to 365 days and is disclosed as investments on our Condensed Consolidated Balance Sheets, and approximately $9.6 million of U.S. treasury bills with a maturity over one year is included within other long-term assets on the Condensed Consolidated Balance Sheets. The total balance as of December 31, 2021, have original maturities of ninety-one to 365 days and is disclosed as investments on our Condensed Consolidated Balance Sheets.
There were no credit losses recognized for the three and six months ended June 30, 2022 and June 30, 2021, and no allowance for credit losses as of June 30, 2022 and December 31, 2021.

We incurred realized losses of approximately $0.2 million on the sale of investments during the three and six months ended June 30, 2022. There were no realized gains or losses on investments during the three and six months ended June 30, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition, and includes forward-looking statements that involve risks, uncertainties and assumptions. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I Item 1 in this Quarterly Report on Form 10-Q, and the section titled “Cautionary Note Regarding Forward-Looking Statements” included in the forepart in this Quarterly Report on Form 10-Q.
Overview
Heliogen is a leader in next generation concentrated solar energy technology. We are developing a modular, A.I.-enabled, concentrated solar energy plant that will use an array of mirrors to reflect sunlight and capture, concentrate, store and convert it into cost-effective energy on demand. Our unique system will have the ability to cost-effectively generate and store thermal energy at very high temperatures. The ability to produce high-temperature heat, and the inclusion of thermal energy storage, distinguishes our solution from clean energy provided by typical photovoltaic (“PV”) and wind installations which do not produce thermal energy and are only able to produce energy intermittently unless battery storage is added. The system will be configurable for several applications, including the carbon-free generation of clean power (electricity), industrial-grade heat (for use in industrial processes), and green hydrogen, based on a customer’s needs.

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

Our technological innovations will enable the delivery of our HelioHeat, HelioPower and HelioFuel solutions to customers. HelioHeat plants will produce carbon-free heat (e.g., process steam or hot air) to support industrial processes. HelioPower plants will deliver solar thermal energy to a heat engine to produce electrical power. HelioFuel plants will couple a HelioPower plant with an electrolyzer to produce green Hydrogen fuel. All three solutions will be enabled by Heliogen’s proprietary heliostat design and artificial intelligence technology, and will integrate thermal energy storage to enable operation nearly 24/7, overcoming the intermittency of other solar energy technologies.
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
Recent Developments
Customer Contracts
On March 28, 2022, Heliogen entered into a series of commercial agreements with Woodside Energy (USA) Inc. (“Woodside”), a wholly-owned subsidiary of leading Australian energy producer Woodside Petroleum Ltd. for the commercial-scale demonstration and deployment of Heliogen’s AI-enabled concentrated solar energy technology in California and the marketing of Heliogen’s technology in Australia. Pursuant to the terms of the commercial-scale demonstration agreement (the “Project Agreement”), Heliogen has agreed to complete the engineering, procurement, and construction of a new 5 MWe HelioPower facility to be built in Mojave, California for testing, research and development. The two companies also agreed to include the scope and associated funding from Heliogen’s $39 million award from the U.S. Department of Energy’s Solar Energy Technology Office (the “DOE Award”). As a result, in addition to commercial-scale demonstration of Heliogen’s 5 MWe power module, the project will also include the deployment and testing of an innovative approach to converting the thermal energy produced by Heliogen’s facility into power with a smaller footprint than traditional steam turbines.

In addition to the Project Agreement, Heliogen and Woodside also signed a collaboration agreement to jointly market Heliogen’s technology in Australia with the objective to deploy further commercial-scale modules of HelioHeat, HelioPower, and HelioFuel offerings. Under this arrangement, the parties expect to define product offerings that use Heliogen’s modular technology for potential customers (including Woodside) in Australia and are establishing a roadmap to identify and engage with those customers.
Letter of Intent with a Sustainable Fuels Company
Heliogen and a sustainable fuels company (“SFC”), recently entered into a non-binding letter of intent (“LOI”) to jointly produce sustainable aviation fuel (“SAF”) at Heliogen’s concentrated solar thermal demonstration facility in Lancaster, California. This first-of-its-kind collaboration aims to synthesize sustainable jet fuel from sunlight and air to enable the rapid decarbonization of the aviation industry.
The companies will work to deploy Heliogen’s proprietary, artificial intelligence (AI)-powered HelioHeat™ technology to convert sunlight directly into thermal energy in the form of high temperature steam and air that will be used to produce green hydrogen for SFC’s Reactor platform. The hydrogen will be produced leveraging the previously announced successful demonstration of Heliogen’s concentrated solar technology. As part of the collaboration between Heliogen and SFC, the LOI includes a goal of building a fully integrated ~1 barrel per day drop-in ready SAF demonstration. The parties expect a demonstration project to be a first step to develop a pipeline for approximately 3 million barrels of fuel over the next ten years. The LOI is subject to negotiation and execution of a definitive agreement and we cannot provide any assurances that we will be able to do so.
Brenda Solar Energy Zone
In December 2021, the U.S. Bureau of Land Management (the “BLM”) awarded the Company the exclusive right to lease land in the Brenda Solar Energy Zone (the “Brenda SEZ”). Heliogen intends to develop a green hydrogen facility on the Brenda site, capable of producing approximately 20,000 metric tons of hydrogen per year. The Brenda SEZ is an ideal location for commercial-scale green hydrogen production due to the ample local water supply and its close proximity to potential offtake partners and key distribution channels.

In April 2022, the Company’s wholly-owned subsidiary, Heliogen SR2, LLC, executed a right-of-way lease agreement with the BLM for 3,343 acres within the Brenda SEZ. As of June 30, 2022, the right-of-way lease had not commenced.

Installation of Fourth Generation Heliostats

In July 2022, Heliogen completed the installation of its new fourth generation heliostats at its demonstration facility in Lancaster, California. As with the previous generations of our heliostats, each successive iteration is designed to be less expensive and more efficient to manufacture, install and maintain, while also improving performance and reliability of the solar field. These heliostats were produced on our pilot lines as part of the manufacturing validation process. We also installed them in Lancaster using the same installation methods and equipment, that we plan to use for our first commercial-scale HelioHeat facility.

Heliogen’s Autonomous Cleaning Vehicle

We recently manufactured, deployed and began testing the autonomous cleaning vehicle that we plan to use at our first commercial HelioHeat facility. These tests are being conducted using the fourth generation heliostats installed in the same radial pattern that will be used at the first commercial facility.

Key Factors and Trends Affecting our Business
Global Events including the COVID-19 Pandemic

Our operations are impacted by several global events including changes to existing geopolitical dynamics such as Russia’s invasion of Ukraine, social and economic instability, and the ongoing impact of the COVID-19 pandemic, which have resulted in increased market volatility, changes to the labor market and supply chain constraints. Further, inflation has resulted in increased commodity prices, among other things. The ultimate extent of the impact these global events and economic conditions will have on our businesses, operating results, cash flows, liquidity and financial condition will be driven primarily by the severity and duration of the pandemic and the war in Ukraine, the direct impact on products in our supply chain and the broad impact to the U.S. and global economies.
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
Cost of Sales - Cost of sales consists primarily of direct labor and direct external vendor costs related to our revenue contracts. No allocation of depreciation and amortization has been recognized due to the nature of work being performed.
Selling, General and Administrative Expense - SG&A expense consists primarily of salaries, share-based compensation, and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.
Research and Development Expense - Research and development (“R&D”) expense consists primarily of salaries and other personnel-related costs; the cost of products, materials, and outside services used in our R&D activities.

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,			Six Months Ended June 30,
$ in thousands	2022	2021	$ Change	2022	2021	$ Change
Revenue:
Services revenue	$964	$845	$119	$3,008	$1,361	$1,647
Grant revenue	1,428	—	1,428	2,923	—	2,923
Total revenue	2,392	845	1,547	5,931	1,361	4,570
Cost of revenue:
Cost of services revenue	958	845	113	2,987	1,361	1,626
Cost of grant revenue	1,428	—	1,428	2,923	—	2,923
Provision for contract losses	—	—	—	33,737	—	33,737
Total cost of revenue	2,386	845	1,541	39,647	1,361	38,286
Gross profit (loss)	6	—	6	(33,716)	—	(33,716)

Operating expenses:
Selling, general, and administrative	22,589	4,260	18,329	42,984	6,412	36,572
Research and development	6,147	2,665	3,482	15,752	4,273	11,479
Total operating expenses	28,736	6,925	21,811	58,736	10,685	48,051
Operating loss	(28,730)	(6,925)	(21,805)	(92,452)	(10,685)	(81,767)

Other income (expense), net:
Interest income (expense)	213	(41)	254	407	(1)	408
SAFE instruments remeasurement	—	(47,460)	47,460	—	(47,460)	47,460
Gain (loss) warrant remeasurement	8,284	(1,979)	10,263	12,310	(2,282)	14,592
Other (expense) income, net	(109)	72	(181)	(185)	39	(224)
Net loss before taxes	(20,342)	(56,333)	35,991	(79,920)	(60,389)	(19,531)
Income tax benefit	125	—	125	735	—	735
Net loss	$(20,217)	$(56,333)	$36,116	$(79,185)	$(60,389)	$(18,796)
Revenue and Gross Profit (Loss)
During the three and six months ended June 30, 2022, we recognized revenue of $2.4 million and $5.9 million, respectively driven primarily by project revenue for work associated with the development and planned deployment of our technology and product offerings on a commercial scale, including $1.4 million and $2.9 million, respectively, of grant revenue recognized under the DOE Award. Under the Project Agreement executed with a customer in March 2022, we will complete the engineering, procurement, and construction of a new 5 MWe concentrated solar energy facility to be built in Mojave, California (the “Facility”) for the customer’s use in testing, research and development. The Facility is expected to serve as a fully operational model for the customer’s use in demonstrating the Company’s technology and product offerings at a commercial scale to aid in the development, engineering, and construction of larger, commercial scale facilities under separate agreements between the Company and the customer or other third-party customers.
During the three months ended June 30, 2022 we recognized a nominal gross profit. During the six months ended June 30, 2022 we recognized a gross loss of $33.7 million driven primarily by recognition of a contract loss of $32.9 million related to the Project Agreement and Facility. The contract loss reflects our best estimate of the full expected loss on the Facility given consideration expected to be realized under the Project Agreement (net of the fair value of related warrants granted to the customer) and the DOE Award. Revenue expected to be recorded for the Mojave, California project is approximately $84.5 million over the full term of the project, consisting of $45.5 million for the Project Agreement, of which $41.7 million is identified as noncancelable at June 30, 2022, and the DOE Award of $39.0 million. Our cost estimates as of June 30, 2022 for the anticipated final scope of the Facility are subject to further refinement as we continue detailed engineering and design with the customers, obtain firm pricing from subcontractors, order long-lead items, and better understand short- and long-term commodity and market impacts on cost inputs to the Project Agreement and Facility. As a result, the actual loss for the Project Agreement and Facility could vary from our current estimates.

During the three and six months ended June 30, 2021, we recognized revenue of $0.8 million and $1.4 million, respectively, and no gross profit or loss associated with an engineering and design services contract.
Selling, General, and Administrative Expense
For the three and six months ended June 30, 2022, SG&A expenses increased $18.3 million and $36.6 million, respectively, compared to the same periods in 2021, driven primarily by our growth to support commercial operations, resulting in higher headcount and related employee expenses which contributed to the increase by $13.6 million and $28.0 million, respectively, with the most notable component being non-cash share-based compensation expense. For the same comparative periods, professional and consulting services increased by $2.3 million and $4.4 million, respectively, associated primarily with being a newly public company and the corresponding need to support and develop our accounting, legal, and information technology infrastructures. Facilities and office related expenses increased by $2.4 million and $4.2 million, respectively, to support space requirements in our Pasadena, California and Long Beach, California facilities.
Research and Development Expense
For the three and six months ended June 30, 2022, R&D expense increased $3.5 million and $11.5 million, respectively, compared to the same periods in 2021, primarily due to headcount growth and related consulting services associated with our efforts to ramp up and further develop our commercial-scale offering.
SAFE Instruments Remeasurement
In the first half of 2021, we entered into Simple Agreements for Future Equity (“SAFE Instruments”) financing transactions with third party investors in connection with a private round of funding to provide investors an opportunity to convert into common or preferred stock, upon defined triggering events. Pursuant to the terms of these agreements, the SAFE Instruments were converted to common stock immediately prior to the closing of the Business Combination on December 30, 2021. Due to the terms of the SAFE Instruments, the SAFE Instruments were measured at fair value at each reporting period resulting in the recognition of a $47.5 million loss on the remeasurement during the three and six months ended June 30, 2021.
Warrant Remeasurement
As part of the Business Combination, we assumed the outstanding public and private warrants of Athena, which are accounted for at fair value based on the closing share price of the Company’s common stock. We incurred a $8.3 million gain during the three months ended June 30, 2022 related to the change in valuation on our warrant liabilities, compared to a loss of $2.0 million during the three months ended June 30, 2021. We incurred a $12.3 million gain during the six months ended June 30, 2022 related to the change in valuation on our warrant liabilities, compared to a loss of $2.3 million during the six months ended June 30, 2021.

Liquidity and Capital Resources

Heliogen’s principal source of liquidity has historically been proceeds from private investors through the issuance of SAFE Instruments, preferred stock, and common stock. Upon closing of the Business Combination with Athena completed in December 2021, Heliogen received net cash proceeds of $159.4 million. In March 2022, Heliogen entered a series of commercial agreements with a customer for the commercial-scale demonstration and deployment of Heliogen’s AI-enabled concentrated solar energy technology in California and the marketing of Heliogen’s technology in Australia and is in the process of negotiating further revenue contracts. These contracts will provide a significant source of cash for the Company. Our principal uses of cash are for project-related expenditures, selling, general and administrative expenses and R&D expenditures in support of Heliogen’s development of its technology and operational growth efforts. To date, Heliogen has not had any material bank debt and has no material outstanding debt on the balance sheet as of June 30, 2022. Total liquidity for Heliogen, including cash and cash equivalents, available-for-sale investments, and other liquid securities with maturities greater than one year included in other long-term assets totaled $185.5 million and $222.4 million as of June 30, 2022 and December 31, 2021, respectively. For more information on other liquid securities with maturities greater than one year included in other long-term assets, see Note 13 to our condensed consolidated financial statements.
With the funds raised in connection with the Business Combination, we believe that our existing liquidity should provide the ability to meet our contractual obligations and continue our current R&D efforts and development of our first commercial facilities and will be sufficient to meet our cash requirements for the next 12 months. However, we could potentially use these available financial resources sooner than expected due to delays in project execution or higher than anticipated costs and, thus we may need to incur additional indebtedness or issue additional equity to meet our operating needs. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in developing our new technologies, this could reduce our ability to compete successfully and harm our business, growth and results of operations. While we believe we will meet longer-term expected future cash requirements and obligations through a combination of our existing cash and cash equivalent balances, cash flow from operations, and issuances of equity securities or debt offerings, our future capital requirements and the adequacy of available funds will depend on many factors, including those disclosed in Part I, Item 1A Risk Factors in our 2021 Form 10-K/A for the year ended December 31, 2021.
Summary of Cash Flows
A summary of the Company’s cash flows from operating, investing and financing activities is presented in the following table:

	Six Months Ended June 30,
$ in thousands	2022	2021
Net cash used in operating activities	$(31,360)	$(8,502)
Net cash used in investing activities	(96,646)	(38,507)
Net cash (used in) provided by financing activities	(387)	83,114
Net Cash from Operating Activities
Net cash used in operating activities was $31.4 million for the six months ended June 30, 2022 compared to $8.5 million cash used in operating activities for the six months ended June 30, 2021, resulting in a $22.9 million increase in use of operating cash. Cash flows used in operating activities result primarily from Heliogen’s ramp-up of commercial operations and increases in headcount and are also affected by changes in operating assets and liabilities which consist primarily of working capital balances for our projects. Working capital levels may vary and are impacted by the stage of completion and commercial terms of projects. The primary components of our working capital accounts are accounts receivable, contract assets, accounts payable, and contract liabilities.
Net Cash from Investing Activities
For the six months ended June 30, 2022, cash used in investing activities was $96.6 million and consisted mostly of cash invested in available-for-sale debt securities of $199.8 million offset by proceeds from maturities and sales of available-for-sale debt securities of $40.8 million and $65.8 million, respectively. We incurred capital expenditures of $3.5 million in construction in progress to support the ramp-up of commercial operations, machinery, equipment and improvements for our new Long Beach manufacturing facility, and office and computer equipment to support our headcount growth. Cash used in investing activities for the six months ended June 30, 2021 was $38.5 million and primarily represents cash invested in available-for-sale debt securities.
Net Cash from Financing Activities
Cash used in financing activities totaled $0.4 million for the six months ended June 30, 2022, driven primarily by $1.3 million transaction costs paid related to the Business Combination, which were previously accrued at December 31, 2021, slightly offset by $0.9 million cash received from the exercise of stock options. Cash provided by financing activities totaled $83.1 million for the six months ended June 30, 2021 and was due primarily to $83.4 million cash received from the issuance of the SAFE instruments, $0.2 million cash received from the exercise of stock options, slightly offset by $0.4 million for repayment of the Paycheck Protection Program loan received in 2020.
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

In connection with the preparation and audit of our financial statements as of and for the fiscal year ended December 31, 2021, we identified certain material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. The material weaknesses existing at December 31, 2021, for which remediation is ongoing at June 30, 2022, are as follows:

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

In addition to the actions we took during 2021 to remediate the deficiencies in our internal control over financial reporting we are implementing additional processes and controls designed to address the underlying causes associated with the above-mentioned deficiencies. We are committed to remediating the deficiencies described above in a timely manner. Our incremental efforts taken in 2022 to implement measures designed to improve our internal control over financial reporting to remediate these deficiencies include, but are not limited to, the following:

•During the three months ended June 30, 2022, we continued the implementation of additional functionality within our company-wide enterprise resource planning system.

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

With the foregoing in mind, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level, as a result of the material weaknesses previously discussed. Notwithstanding the existence of the material weaknesses described above, management believes that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly state, in all material respects, the Company’s financial position, results of operations and cash flows for all periods and dates presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the implementation of the remediation measures as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
Information relating to various commitments and contingencies is described in Note 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K/A for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 19, 2022, the Company issued warrants (“Warrants”) to purchase in the aggregate approximately 76,923 shares of the Company’s common stock at an exercise price of $0.01 per share. The fair value of the Warrants upon issuance was $4.18 per Warrant. The Warrants expire upon the earlier of a change in control of the Company or April 19, 2028.The Warrants and the shares of common stock underlying the Warrants were issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act.
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

Heliogen, Inc.

/s/ Bill Gross
Bill Gross
Chief Executive Officer
Dated:	August 12, 2022	(Principal Executive Officer)

/s/ Christiana Obiaya
Christiana Obiaya
Chief Financial Officer
Dated:	August 12, 2022	(Principal Financial Officer and Principal Accounting Officer)