Form 10-Q
period 2022-09-30
Heliogen, Inc.
filed 2022-11-08
CIK 1840292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 191,442,304 shares of common stock outstanding as of November 4, 2022.

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

Part I - Financial Information
Item 1. Financial Information
Heliogen, Inc.
Condensed Consolidated Balance Sheets
($ in thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2022	2021
		(As Restated)
ASSETS
Cash and cash equivalents	$35,444	$190,081
Restricted cash	655	—
Investments, available-for-sale (amortized cost of $129,344 and $32,349, respectively)	124,034	32,332
Receivables	6,585	3,896
Prepaid and other current assets	6,121	874
Total current assets	172,839	227,183
Operating lease right-of-use assets	15,165	16,093
Property, plant, and equipment, net of accumulated depreciation of $2,012 and $707, respectively	10,092	4,102
Goodwill	926	4,204
Intangible assets, net of accumulated amortization of $579 and $27, respectively	3,232	147
Restricted cash	1,500	1,500
Other long-term assets	13,809	4,219
Total assets	$217,563	$257,448
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade payables	$2,335	$4,645
Contract liabilities	8,540	513
Contract loss provisions	30,526	397
Accrued expenses and other current liabilities	7,410	6,974
Total current liabilities	48,811	12,529
Debt	22	35
Operating lease liabilities, net of current portion	14,361	14,183
Warrant liability	1,885	14,563
Other long-term liabilities	1,233	2,080
Total liabilities	66,312	43,390
Commitments and contingencies (see Note 9)
Convertible preferred stock – $0.0001 par value; 10,000,000 shares authorized and no shares outstanding as of September 30, 2022 and December 31, 2021	—	—
Shareholders’ equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 191,269,480 shares issued and outstanding (excluding restricted shares of 135,271) as of September 30, 2022 and 183,367,037 shares issued and outstanding (excluding restricted shares of 481,301) as of December 31, 2021	19	18
Additional paid-in capital	425,851	380,624
Accumulated other comprehensive loss	(1,025)	(4)
Accumulated deficit	(273,594)	(166,580)
Total shareholders’ equity	151,251	214,058
Total liabilities, convertible preferred stock and shareholders’ equity	$217,563	$257,448
The accompanying notes are an integral part of these condensed consolidated financial statements.

Heliogen, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
($ in thousands, except per share and share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Services revenue	$1,367	$2,202	$4,375	$3,563
Grant revenue	1,733	—	4,656	—
Total revenue	3,100	2,202	9,031	3,563
Cost of revenue:
Cost of services revenue (excluding depreciation and amortization)	1,690	1,375	5,668	2,736
Cost of grant revenue	1,733	—	4,656	—
Provision for contract losses	—	—	33,737	—
Total cost of revenue	3,423	1,375	44,061	2,736
Gross profit (loss)	(323)	827	(35,030)	827

Operating expenses:
Selling, general, and administrative	18,268	8,687	60,733	15,099
Research and development	11,168	4,618	26,448	8,891
Total operating expenses	29,436	13,305	87,181	23,990
Operating loss	(29,759)	(12,478)	(122,211)	(23,163)

Interest income, net	259	197	666	407
SAFE instruments remeasurement	—	(15,533)	—	(62,993)
Gain (loss) on warrant remeasurement	369	(322)	12,679	(2,604)
Other income (expense), net	1,256	(140)	1,071	(312)
Net loss before taxes	(27,875)	(28,276)	(107,795)	(88,665)
Income tax benefit	46	—	781	—
Net loss	(27,829)	(28,276)	(107,014)	(88,665)
Other comprehensive income (loss), net of taxes
Unrealized (losses) gains on available-for-sale securities	(18)	7	(524)	(7)
Cumulative translation adjustment	(173)	(57)	(497)	(57)
Total comprehensive loss	$(28,020)	$(28,326)	$(108,035)	$(88,729)

Loss per share:
Loss per share – Basic and Diluted	$(0.14)	$(2.45)	$(0.57)	$(8.32)
Weighted average number of shares outstanding – Basic and Diluted	192,580,125	11,545,919	188,827,770	10,650,897
The accompanying notes are an integral part of these condensed consolidated financial statements.

Heliogen, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Shareholders’ Equity (Deficit)
($ in thousands, except share data)
(Unaudited)

			Shareholders’ Equity (Deficit)
	Convertible Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

June 30, 2022	—	$—	190,093,226	$19		$415,526	$(834)	$(245,765)	$168,946
Net loss	—	—	—	—		—	—	(27,829)	(27,829)
Other comprehensive loss	—	—	—	—		—	(191)	—	(191)
Share-based compensation	—	—	723,878	—		9,972	—	—	9,972
Shares issued for stock options exercised	—	—	452,376	—		142	—	—	142
Issuance of warrants in connection with vendor agreements	—	—	—	—		80	—	—	80
Issuance of warrants in connection with customer agreements	—	—	—	—		131	—	—	131
September 30, 2022	—	$—	191,269,480	$19		$425,851	$(1,025)	$(273,594)	$151,251

December 31, 2021 (As Restated)	—	$—	183,367,037	$18	—	$380,624	$(4)	$(166,580)	$214,058
Net loss	—	—	—	—		—	—	(107,014)	(107,014)
Other comprehensive loss	—	—	—	—		—	(1,021)	—	(1,021)
Share-based compensation	—	—	971,954	—		34,478	—	—	34,478
Shares issued for stock options exercised	—	—	6,930,479	1		1,056	—	—	1,057
Shares issued for stock warrants exercised	—	—	10	—		—	—	—	—
Issuance of warrants in connection with vendor agreements	—	—	—	—		134	—	—	134
Issuance of warrants in connection with customer agreements	—	—	—	—		9,559	—	—	9,559
September 30, 2022	—	$—	191,269,480	$19		$425,851	$(1,025)	$(273,594)	$151,251

			Shareholders’ Equity (Deficit)
	Convertible Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

June 30, 2021	117,886,982	$45,932	10,684,355	$1		$2,134	$(14)	$(89,561)	$(87,440)
Net loss	—	—	—	—		—	—	(28,276)	(28,276)
Other comprehensive loss	—	—	—	—		—	(50)	—	(50)
Share-based compensation	—	—	—	—		1,485	—	—	1,485
Shares issued for stock options exercised	—	—	1,302,054	1		123	—	—	124
September 30, 2021	117,886,982	$45,932	11,986,409	$2		$3,742	$(64)	$(117,837)	$(114,157)

December 31, 2020, as reported	58,554,536	$45,932	4,053,489	$4		$1,306	$—	$(29,172)	$(27,862)
Retroactive application of Exchange Ratio	59,332,446	—	4,107,339	(3)		3	—	—	—
December 31, 2020	117,886,982	$45,932	8,160,828	$1		$1,309	$—	$(29,172)	$(27,862)
Net loss	—	—	—	—		—	—	(88,665)	(88,665)
Other comprehensive loss	—	—	—	—		—	(64)	—	(64)
Share-based compensation	—	—	—	—		2,049	—	—	2,049
Shares issued for stock options exercised	—	—	3,626,266	1		354	—	—	355
Shares issued for stock warrants exercised	—	—	199,315	—		30	—	—	30
September 30, 2021	117,886,982	$45,932	11,986,409	$2		$3,742	$(64)	$(117,837)	$(114,157)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heliogen, Inc.
Condensed Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(107,014)	$(88,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,289	272
Share-based compensation	34,478	2,049
SAFE instruments remeasurement	—	62,993
Change in fair value of warrants	(12,679)	2,604
Change in fair value of contingent consideration	(1,063)	—
Deferred income taxes	(781)	—
Non-cash operating lease expense	1,199	—
Other non-cash operating activities	90	947
Changes in assets and liabilities:
Receivables	(2,778)	(140)
Prepaid and other current assets	(1,706)	1,170
Other long-term assets	392	(3,864)
Trade payables	(1,061)	1,347
Accrued expenses and other current liabilities	1,128	1,921
Contract liabilities	8,535	1,660
Contract loss provisions	30,235	—
Operating lease liabilities	(810)	(510)
Other long-term liabilities	1	69
Net cash used in operating activities	(49,545)	(18,147)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,313)	(1,428)
Purchases of available-for-sale investments	(237,986)	(41,647)
Maturities of available-for-sale investments	75,300	4,300
Sales of available-for-sale investments	65,817	—
Acquisition of HelioHeat, net of cash acquired	—	(1,684)
Net cash used in investing activities	(104,182)	(40,459)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from SAFE instruments, net of issuance costs of $30 thousand	—	83,411
Transaction costs paid related to the Business Combination with Athena	(1,274)	—
Repayments on Paycheck Protection Program loan	—	(411)
Proceeds from exercise of stock options	1,019	355
Proceeds from exercise of common stock warrants	—	30
Other financing costs	—	(1,487)
Net cash (used in) provided by financing activities	(255)	81,898
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(153,982)	23,292
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF THE PERIOD	191,581	18,334
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF THE PERIOD	$37,599	$41,626
The accompanying notes are an integral part of these condensed consolidated financial statements.

Heliogen, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
($ in thousands)
(Unaudited)
Supplemental Cash Flow Information
The following reconciles cash, cash equivalents and restricted cash:

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$35,444	$40,126
Restricted cash (current and long-term)	2,155	1,500
Total cash, cash equivalents and restricted cash	$37,599	$41,626
Cash flows related to interest, leases and other non-cash investing and financing activities were as follows:

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosures:
Cash paid for interest	$—	$3
Cash paid for amounts included in the measurement of operating lease liabilities	—	483
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$201	$16,685
Right-of-use asset removed upon lease termination	306	—
Fair value of vendor warrants recognized in equity	134	—
Fair value of Project Warrants and Collaboration Warrants recognized in equity	9,559	—
Transaction costs incurred but not yet paid	—	369
Capital expenditures incurred but not yet paid	522	231

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.    Organization and Basis of Presentation
Background
Heliogen, Inc., along with its subsidiaries (collectively, “Heliogen” or the “Company”), is involved in the development and commercialization of next generation concentrated solar energy. We are developing a modular, artificial intelligence (“AI”)-enabled, concentrated solar energy thermal energy plant that will use an array of mirrors to reflect sunlight and capture, concentrate, store and convert it into cost-effective energy on demand. Unless otherwise indicated or the context requires otherwise, references in our consolidated financial statements to “we,” “our,” “us” and similar expressions refer to Heliogen.
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
Certain information and disclosures normally included in annual financial statements have been condensed or omitted in these interim financial statements. In our opinion, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for fair statement. The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2022.
Athena Business Combination
On December 30, 2021 (the “Closing Date”), Heliogen, Inc., a Delaware corporation (“Legacy Heliogen”), Athena Technology Acquisition Corp., a Delaware corporation (“Athena”), and HelioMax Merger Sub, Inc. (“Merger Sub”), Athena’s direct, wholly-owned subsidiary, consummated the closing of transactions contemplated by the business combination agreement, dated July 6, 2021, by and among Athena, Merger Sub, and Legacy Heliogen (the “Business Combination”).
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
In accordance with accounting guidance applicable to these circumstances, the equity structure has been recast in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy Heliogen’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Heliogen redeemable convertible preferred stock, common stock, warrants, options, and restricted stock units (“RSU”) prior to the Business Combination have been retroactively recast as shares reflecting the exchange ratio of 2.013 established in the Business Combination.

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

2.    Revenue
Disaggregated Revenue
We disaggregate revenue into the following revenue categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Project revenue	$1,324	$—	$4,207	$—
Other services revenue	43	2,202	168	3,563
Total services revenue	1,367	2,202	4,375	3,563
Grant revenue	1,733	—	4,656	—
Total revenue	$3,100	$2,202	$9,031	$3,563
Project revenue consists of amounts recognized under contracts with customers for the development, construction and delivery of commercial-scale concentrated solar energy facilities. Other services revenue consists of amounts recognized under contracts with customers for the provision of engineering, research and development or other similar services in our field of expertise. Revenue recognized during 2022 and 2021 includes commercial, non-governmental customers in the United States and Europe.
Pursuant to the terms of the commercial-scale demonstration agreement (the “CSDA”) executed with Woodside Energy (USA) Inc. (“Woodside”) in March 2022, Heliogen will complete the engineering, procurement, and construction of a new 5 MWe concentrated solar energy facility to be built in Mojave, California (the “Facility”) for the customer’s use in testing, research and development. Pursuant to the CSDA, the customer will pay up to $50 million to Heliogen to complete the Facility. The total transaction price for the CSDA is $45.5 million reflecting a reduction in contract price for the fair value of the Project Warrants (defined and discussed further in Note 3) granted to the customer in connection with the CSDA. The CSDA modified and replaced a limited notice to proceed executed in October 2021. For the three and nine

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

months ended September 30, 2022, the CSDA contributed $1.3 million and $4.2 million, respectively, or 97% and 96%, respectively, to total services revenue.
During the three and nine months ended September 30, 2022, the Company recognized grant revenue under the Company’s award from the U.S. Department of Energy’s Solar Energy Technology Office (the “DOE Award”) of $1.7 million and $4.7 million, respectively, related to costs incurred during such periods that are reimbursable under the DOE Award.
During the three and nine months ended September 30, 2021, the Company recognized $2.2 million and $3.6 million, respectively associated with several engineering and design contracts which was largely related to a predecessor contract to the CSDA.
Provision for Contract Losses
For the nine months ended September 30, 2022, we recognized a total provision for contract losses of $33.7 million driven primarily by the CSDA, as estimated costs to satisfy performance obligations for the remainder of those contracts exceeded consideration to be received from the customers. The Company recognized total contract losses of $32.9 million related to the CSDA reflecting the Company’s estimate of the full expected loss on the design, engineering, and construction of the Facility given the consideration expected to be realized under the CSDA (net of the fair value of the Project Warrants) and the DOE Award.
We recognized no provisions for contract losses during the three months ended September 30, 2022 and the three and nine months ended September 30, 2021.

Performance Obligations and Contract Liabilities
Revenue recognized under contracts with customers relate solely to the performance obligations satisfied in 2022. On September 30, 2022, we had approximately $41.3 million of the transaction price allocated to remaining performance obligations through 2025.
As of September 30, 2022 and December 31, 2021, our contract liabilities were $8.5 million and $0.5 million, respectively. Activity included in contract liabilities during the nine months ended September 30, 2022 consisted of additions for deferred revenue of $12.9 million offset by revenue recognized of $4.4 million, and other activity of $0.5 million.
Receivables

	September 30,	December 31,
$ in thousands	2022	2021
Trade receivables
Billed	$—	$900
Unbilled	334	1,123
Total trade receivables	334	2,023
Grant receivables
Billed	1,399	—
Unbilled	4,698	1,442
Total grant receivables	6,097	1,442
Other	154	431
Total receivables	$6,585	$3,896

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

3.    Warrants
Public Warrants and Private Warrants
The Company’s warrant liability as of September 30, 2022 includes public warrants (the “Public Warrants”) and private placement warrants (the “Private Warrants”). The Public Warrants and Private Warrants permit warrant holders to purchase in the aggregate 8,333,333 shares and 233,333 shares, respectively, of the Company’s common stock at an exercise price of $11.50 per share. The Public Warrants and the Private Warrants became exercisable on March 16, 2022 and expire on December 30, 2026, or earlier upon redemption or liquidation. The Company has the ability to redeem outstanding Public Warrants prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the notice date of redemption. In addition, the Company has the ability to redeem all (but not less than all) of the outstanding Public Warrants and Private Warrants prior to their expiration, at a price of $0.10 per warrant if the last reported sales price of the Company’s common stock equals or exceeds $10.00 on the trading day prior to the date of the notice. The Company evaluated the Public Warrants and Private Warrants and concluded that a provision in the underlying warrant agreement dated March 16, 2022, by and between Athena and Continental Stock Transfer & Trust Company, related to certain tender or exchange offers precludes both the Public Warrants and Private Warrants from being accounted for as components of equity. As both the Public Warrants and Private Warrants meet the definition of a derivative, they are recorded on the condensed consolidated balance sheets as liabilities and measured at fair value at each reporting date, with the change in fair value reported in gain (loss) on warrant remeasurement on the condensed consolidated statements of operations and comprehensive loss.
Project Warrants
In connection with the concurrent execution of the CSDA with Woodside in March 2022, the Company issued warrants permitting Woodside to purchase approximately 0.91 million shares of the Company’s common stock at an exercise price of $0.01 per share (the “Project Warrants”). These warrants expire upon the earlier of a change in control of the Company or March 28, 2027 and vest pro rata with certain payments required to be made by the customer under the CSDA. The fair value of the Project Warrants upon issuance was $4.96 per warrant based on the closing price of the Company’s shares on March 28, 2022 less the exercise price.
The Project Warrants were determined to be consideration payable to a customer or non-employee and are equity-classified pursuant to the guidance in ASC 718, Stock Compensation (“ASC 718”). For the Project Warrants, the total consideration payable to the customer of approximately $4.5 million reduced the transaction price associated with the customer’s contract and the Company recognized $0.2 million as an increase to additional paid-in-capital related to the Project Warrants to reflect the attribution of the Project Warrants’ fair value in a manner similar to revenue recognized under the customer’s contract. As of September 30, 2022, none of the Project Warrants have vested or become exercisable.
Collaboration Warrants
In connection with the concurrent execution of a collaboration agreement (the “Collaboration Agreement”) with Woodside in March 2022, the Company issued warrants permitting Woodside to purchase approximately 3.65 million shares of the Company’s common stock at an exercise price of $0.01 per share (the “Collaboration Warrants”). These warrants expire upon the earlier of a change in control of the Company or March 28, 2027. Of these warrants, (i) 1.825 million warrants vested immediately upon execution of the Collaboration Agreement and (ii) 1.825 million warrants will vest based on certain specified performance goals under the Collaboration Agreement relating to towers contracted. The fair value of the Collaboration Warrants upon issuance was $4.96 per warrant based on the closing price of the Company’s shares on March 28, 2022 less the exercise price.
The Collaboration Warrants were determined to be consideration payable to a customer or non-employee and are equity-classified under ASC 718. For the Collaboration Warrants, the Company recognized a prepaid expense of $9.1 million, of which $2.6 million was classified as current and $6.5 million was classified as long-term, with a corresponding increase to additional paid-in-capital related to the Collaboration Warrants that immediately vested. This amount will be recognized ratably as selling, general and administrative (“SG&A”) expense beginning April 2022 for marketing services to be provided over the estimated service period. As of September 30, 2022, the remaining estimated

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

period is approximately four years. For the three and nine months ended September 30, 2022, we recognized approximately $0.6 million and $1.3 million as SG&A expense related to the vesting of the Collaboration Warrants. Additional vesting of the Collaboration Warrants will be recognized as deferred contract acquisition costs upon execution of an applicable customer contract as defined in the Collaboration Agreement and will be amortized to expense over the term of the applicable customer contract.
Vendor Warrants
On April 19, 2022, the Company issued warrants to purchase 76,923 shares of the Company’s common stock, at an exercise price of $0.01 per share (“Vendor Warrants”), to a vendor as compensation for services to be performed by the vendor. The Vendor Warrants vest in 12 equal installments monthly, subject to continued service by the vendor, and are completely vested upon the one-year anniversary of issuance. The Vendor Warrants were determined to be consideration payable to a customer or non-employee and are equity-classified under ASC 718. The Vendor Warrants had a fair value upon issuance of $0.3 million, which will be recognized ratably over one year as SG&A expense. For the three and nine months ended September 30, 2022, the Company recognized approximately $0.1 million and $0.1 million, respectively, as SG&A expense related to the portion of the Vendor Warrants that vested during the period. The fair value of the Vendor Warrants upon issuance was $4.18 per warrant based on the closing price of the Company’s shares on April 19, 2022 less the exercise price.

4.    Acquisition
In September 2021, Heliogen acquired 100% of the equity interests of HelioHeat GmbH (“HelioHeat”), a private limited liability company in Germany engaged in the development, planning and construction of renewable energy systems and components, including a novel solar receiver (the “HelioHeat Acquisition”).
The components of the fair value of consideration transferred are as follows ($ in thousands):

Cash paid at closing	$1,714
Contingent consideration (1)	2,009
Settlement of pre-existing relationship	45
Total fair value of consideration transferred	$3,768
________________
(1)See Note 11— Fair Value of Financial Instruments for additional information.

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The purchase price allocation for the HelioHeat Acquisition was finalized as of March 31, 2022. The following table summarizes the purchase price allocation as of the acquisition date and the adjustments recorded during the measurement period.

	As of
	December 31, 2021	Measurement Period Adjustments
$ in thousands	Preliminary Valuation		Final Valuation
Cash and cash equivalents	$30	$—	$30
Prepaid and other current assets	33	—	33
Property, plant and equipment, net	6	—	6
Intangible asset	—	4,204	4,204
Goodwill	4,204	(3,093)	1,111
Total assets acquired	4,273	1,111	5,384
Accrued expenses and other current liabilities	74	—	74
Contract liabilities	390	—	390
Debt	41	—	41
Deferred tax liabilities	—	1,111	1,111
Total liabilities assumed	505	1,111	1,616
Net assets acquired	$3,768	$—	$3,768
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
The fair value of the intangible asset was estimated using the replacement cost approach, which was based on Level 3 inputs, which is defined in Note 11—Fair Value of Financial Instruments. Significant valuation assumptions include management’s estimated costs to reproduce HelioHeat solar receiver technology if the Company had developed the technology using its own resources, developer’s profit margin based on estimated market participants’ required margin, and an estimated discount for economic obsolescence. The intangible asset will be amortized over its estimated useful life of five years through June 2026.

5.    Income Taxes
We calculate our quarterly tax provision pursuant to the guidelines in ASC 740, Income Taxes. ASC 740 requires companies to estimate the annual effective tax rate for current year ordinary income. The relationship between our income tax provision or benefit and our pre-tax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pre-tax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates and changes in valuation allowances. The income tax benefit of $46 thousand and $0.8 million for the three and nine months ended September 30, 2022, respectively, was primarily attributable to our HelioHeat operations. We incurred no income tax benefit or provision for the three and nine months ended September 30, 2021. Any income tax benefit associated with the pre-tax loss for the three and nine months ended September 30, 2022, resulting primarily from the U.S. jurisdiction, is offset by a full valuation allowance.
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances, future tax projections and availability of taxable income in the

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

carryback period, we recorded a full valuation allowance against the federal and state deferred tax assets as of September 30, 2022 and December 31, 2021.
The Company is subject to the provisions of ASC Subtopic 740-10, Accounting for Uncertainty in Income Taxes. This standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as more-likely-than-not to be sustained by the relevant taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50% likely to be realized. If upon performance of an assessment pursuant to this subtopic, management determines that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the condensed consolidated financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. We do not have material unrecognized tax benefits for uncertain tax positions.

6.    Share-Based Compensation
The Heliogen, Inc. 2021 Equity Incentive Plan aims to incentivize employees, directors and consultants who render services to the Company through the granting of stock awards, including options, stock appreciation right (“SARs”) awards, restricted stock awards, RSU awards, performance awards, and other stock-based awards.
During the three and nine months ended September 30, 2022, we granted 6,207,165 and 8,317,780 RSU awards, respectively, at a weighted average grant date fair value per share of $2.34 and $2.83, respectively.
Our total share-based compensation expense, including the affected line on the condensed consolidated statements of operations and comprehensive loss, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Cost of services revenue (excluding depreciation and amortization)	$330	$—	$1,321	$—
Selling, general and administrative	7,562	1,346	28,696	1,729
Research and development	2,080	139	4,461	320
Total share-based compensation expense	$9,972	$1,485	$34,478	$2,049

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7.    Loss Per Share
Basic and diluted losses per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except per share and share data	2022	2021	2022	2021
Numerator
Net loss	$(27,829)	$(28,276)	$(107,014)	$(88,665)
Denominator
Weighted-average common shares outstanding	190,526,219	11,545,919	187,633,327	10,650,897
Weighted-average impact of warrants(1)	2,053,906	—	1,194,443	—
Denominator for basic EPS – weighted-average shares	192,580,125	11,545,919	188,827,770	10,650,897
Effect of dilutive securities	—	—	—	—
Denominator for diluted EPS – weighted-average shares	192,580,125	11,545,919	188,827,770	10,650,897

Loss per share – Basic	$(0.14)	$(2.45)	$(0.57)	$(8.32)
Loss per share – Diluted	$(0.14)	$(2.45)	$(0.57)	$(8.32)
________________
(1)Warrants that have a $0.01 exercise price are assumed to be exercised when vested because common shares issued for little consideration upon exercise are included in outstanding shares for the purposes of computing basic and diluted EPS.
The following securities were excluded from the calculation of Loss per share as their impact would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	32,999,878	31,492,075	32,999,878	31,492,075
Unvested restricted stock units	11,479,099	—	11,479,099	—
Restricted shares issued upon the early exercise of unvested options	135,271	1,338,710	135,271	1,338,710
Unvested warrants	2,497,171	—	2,497,171	—
Vested warrants	8,566,656	229,841	8,566,656	229,841
Preferred stock warrants, on an “as converted” basis	—	381,306	—	381,306
Convertible preferred shares, on an “as converted” basis (1)	—	121,040,751	—	121,040,751
________________
(1)    For the three and nine months ended September 30, 2021, there were 117,886,982 convertible preferred shares outstanding.
8.    Related Party Transactions
Idealab
The Chief Executive Officer of our Company also serves as the chairman of the board of directors of Idealab, a California Corporation (“Idealab”). Idealab, a minority owner of Heliogen’s outstanding voting stock through its wholly-owned subsidiary, Idealab Holdings, LLC, is a party to a lease with the Company and provides various services through service agreements which include accounting, human resources, legal, information technology, marketing, public relations, and certain other operational support and executive advisory services. Since the closing of the Business Combination on December 30, 2021, as discussed in Note 1, the reliance on Idealab for these services has reduced significantly as the

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Company increased headcount related to administrative functions. All expenses or amounts paid to Idealab pursuant to these agreements are reported within SG&A expense in the condensed consolidated statements of operations and comprehensive loss.
The amounts charged to us or reimbursed by us under these agreements were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Administrative services provided by Idealab	$133	$314	$436	$1,066
In May 2021, Heliogen sub-leased a portion of its office space in Pasadena, CA to Idealab for a term of seven years. The sub-lease has an initial annual base rent of approximately $150 thousand and contains a 3% per annum escalation clause. The sub-lease is subject to termination by either party upon six months prior written notice. Concurrently with the parties’ entering into the sub-lease agreement, Idealab and Heliogen also entered into certain property management and shared facilities staffing agreements, which provide that Heliogen pays Idealab approximately $3 thousand per month for building management services and approximately $13 thousand per month for shared facilities staff and services (with proportional reimbursement of salaries). Such agreements are subject to termination right by either party with 90 days prior written notice.
The Company recognized rental revenue from Idealab within other income, net in our condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Rental revenue	$35	$314	$82	$1,066

9.    Commitments and Contingencies
We are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, and other miscellaneous claims. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our condensed consolidated financial statements as of and for the nine months ended September 30, 2022.
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

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

reflect the benefit it purportedly obtained for all Athena stockholders. This matter was resolved in March 2022 with final settlement paid in April 2022 and no material impact to our financial condition or results of operations.

10.    Accumulated Other Comprehensive Loss
Changes in Accumulated Other Comprehensive Loss (“AOCL”), net of tax, by component were as follows:

$ in thousands	Changes in fair value of investment securities	Accumulated foreign currency translation adjustments	Total
Balance at June 30, 2022	$(523)	$(311)	$(834)
Other comprehensive loss adjustments before reclassifications	(18)	(173)	(191)
Amounts reclassified from AOCL	—	—	—
Net other comprehensive loss	(18)	(173)	(191)
Balance at September 30, 2022	$(541)	$(484)	$(1,025)

Balance at December 31, 2021	$(17)	$13	$(4)
Other comprehensive loss adjustments before reclassifications	(681)	(497)	(1,178)
Amounts reclassified from AOCL	157	—	157
Net other comprehensive loss	(524)	(497)	(1,021)
Balance at September 30, 2022	$(541)	$(484)	$(1,025)

$ in thousands	Changes in fair value of investment securities	Accumulated foreign currency translation adjustments	Total
Balance at June 30, 2021	$(14)	$—	$(14)
Other comprehensive loss adjustments before reclassifications	7	(57)	(50)
Amounts reclassified from AOCL	—	—	—
Net other comprehensive loss	7	(57)	(50)
Balance at September 30, 2021	$(7)	$(57)	$(64)

Balance at December 31, 2020	$—	$—	$—
Other comprehensive loss adjustments before reclassifications	(7)	(57)	(64)
Amounts reclassified from AOCL	—	—	—
Net other comprehensive loss	(7)	(57)	(64)
Balance at September 30, 2021	$(7)	$(57)	$(64)
There were no tax impacts related to the Company’s other comprehensive loss items at September 30, 2022 and December 31, 2021.

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Reclassifications out of AOCL, net of tax, by component were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item on the Condensed Consolidated Statements of Operations
$ in thousands	2022	2021	2022	2021
Changes in fair value on investment securities
Reclassification of realized losses	$—	$—	$157	$—	Other (expense) income, net
Tax benefit (provision)	—	—	—	—	Benefit for income taxes
Net changes in fair value on investment securities	$—	$—	$157	$—

11.    Fair Value of Financial Instruments
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
The Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following table by fair value measurement level:

$ in thousands	Level	September 30, 2022	December 31, 2021
Assets:
Investments	1	$128,803	$32,332
Liabilities:
Public Warrants	1	$1,834	$14,167
Private Warrants	2	$51	$396
Contingent consideration (1)	3	$946	$2,009
________________
(1)Included in other long-term liabilities on the condensed consolidated balance sheet.

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the reconciliation of our Level 3 fair value measurements:

($ in thousands)	SAFE Instruments (3)	Legacy Heliogen Preferred Stock Warrants (3)	Contingent Consideration (2)
Three Months Ended September 30, 2022
Beginning of period	$—	$—	$2,062
Net realized decrease in fair value	—	—	(1,116)
End of period	$—	$—	$946

Nine Months Ended September 30, 2022
Beginning of period	$—	$—	$2,009
Net realized decrease in fair value	—	—	(1,063)
End of period	$—	$—	$946

Three Months Ended September 30, 2021
Beginning of period	$130,871	$2,329	$—
Net realized increase in fair value	15,533	321	—
Acquisition	—	—	2,009
End of period	$146,404	$2,650	$2,009

Nine Months Ended September 30, 2021
Beginning of period	$—	$46	$—
Net realized increase in fair value	62,993	2,604	—
Issuances (1)	83,411	—	—
Acquisition	—	—	2,009
End of period	$146,404	$2,650	$2,009
__________________
(1)Net of issuance costs.
(2)The changes in the fair value of the contingent consideration are reported in our Condensed Consolidated Statements of Operations and Comprehensive Loss in other income (expense), net.
(3)On December 30, 2021, immediately prior to the Business Combination, the SAFE Instruments and preferred stock warrants were converted into common stock.
The contingent consideration was measured at fair value using a probability-weighted cash-flow method. The key inputs used in the valuation for the contingent consideration as of September 30, 2022 included the timing and probability of payment.
The SAFE Instruments and Legacy Heliogen preferred stock warrants were measured at fair value using a probability-weighted method considering two potential outcomes: a Special Purpose Acquisition Company (“SPAC”) exit

Heliogen, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

scenario and a stay private scenario. The table below summarizes key inputs used in the valuation for the SAFE Instruments and warrants as of September 30, 2021:

		Private Scenario
	SPAC Scenario	Safe Instruments	Warrants
Scenario probability weighting	85%	15%	15%
Expected term (in years)	0.6	2.1	2.1
Expected volatility	55.0%	20.0%	102.5%
Risk-free interest rate	0.1%	0.3%	0.3%
Dividend yield	—	—	—
12.    Investments
Investments in fixed maturity securities as of September 30, 2022 and December 31, 2021 are classified as available-for-sale and are summarized in the following table below:

	September 30, 2022			December 31, 2021
$ in thousands	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Short-term investments
Corporate bonds	$10,508	$(83)	$10,425	$32,349	$(17)	$32,332
Commercial paper	17,493	(33)	17,460	—	—	—
U.S. treasury bills	96,460	(311)	96,149	—	—	—
Total short-term investments	124,461	(427)	124,034	32,349	(17)	32,332

Long-term investments
U.S. treasury bills	4,883	(114)	4,769	—	—	—
Total long-term investments	4,883	(114)	4,769	—	—	—

Total	$129,344	$(541)	$128,803	$32,349	$(17)	$32,332
There were no credit losses recognized for the three and nine months ended September 30, 2022 and 2021, and there was no allowance for credit losses as of September 30, 2022 and December 31, 2021.

We incurred no realized losses on the sale of investments during the three months ended September 30, 2022. We incurred realized losses of approximately $0.2 million on the sale of investments during the nine months ended September 30, 2022. There were no realized gains or losses on investments during the three and nine months ended September 30, 2021.

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
Overview
Heliogen is a leader in next generation concentrated solar energy technology. We are developing a modular, artificial intelligence (“AI”)-enabled, concentrated solar energy plant that will use an array of mirrors to reflect sunlight and capture, concentrate, store and convert it into cost-effective energy on demand. Our unique system will have the ability to cost-effectively generate and store thermal energy at very high temperatures. The ability to produce high-temperature heat, and the inclusion of thermal energy storage, distinguishes our solution from clean energy provided by typical photovoltaic (“PV”) and wind installations which do not produce thermal energy and are only able to produce energy intermittently unless battery storage is added. The system will be configurable for several applications, including the carbon-free generation of clean power (electricity), industrial-grade heat (for use in industrial processes), and green hydrogen, based on a customer’s needs.
We have developed innovations in the process of concentrating sunlight which we believe fundamentally improve the potential to efficiently and cost effectively collect and deliver energy to industrial processes. We believe we will be one of the first technology providers with the ability to deliver cost-effective renewable energy capable of replacing fossil fuels used in industrial processes that require high temperature heat and/or nearly 24/7 operation. In addition, we believe our disruptive, patented design and A.I. technology will address a fundamental problem confronted by many renewable sources of energy: intermittency. An intermittent power supply does not match the continuous power demand of industry and the grid. Without storage, wind and PV-based renewable energy generation may rapidly fluctuate between over-supply and under-supply based on resource availability. As the grid penetration of intermittent resources increases, these fluctuations may become increasingly extreme. We believe our technology will contribute to solving this problem. Our solar plants will have the ability to store very high temperature energy in solid media. This energy will then be dispatchable, including during times without sunlight, to cost-effectively deliver near 24/7 carbon-free energy in the form of heat, electric power or green hydrogen fuel.
The three use categories for the backbone of three business lines will be configured as follows:
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
Our technological innovations will enable the delivery of our HelioHeat, HelioPower and HelioFuel solutions to customers. HelioHeat plants will produce carbon-free heat (e.g., process steam or hot air) to support industrial processes. HelioPower plants will deliver solar thermal energy to a heat engine to produce electrical power. HelioFuel plants will couple a HelioPower plant with an electrolyzer to produce green Hydrogen fuel. All three solutions will be enabled by Heliogen’s proprietary heliostat design and AI technology, and will integrate thermal energy storage to enable operation nearly 24/7, overcoming the intermittency of other solar energy technologies.
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
In the future, we will also be prepared to offer Heliogen’s intellectual property through a licensing model to third parties interested in manufacturing and installing the hardware or may enter into long-term power or steam purchase agreements with customers and sell the project to third parties.
Recent Developments

Memorandum of Understanding for Green Hydrogen Generation Facility

On November 7, 2022, Heliogen announced it entered into a non-binding memorandum of understanding (“MOU”) with the City of Lancaster, California to deploy Heliogen’s technology for a green hydrogen production facility. The facility is expected to generate up to 1500 metric tons per year of carbon-free hydrogen, which can be sold to industrial customers in Lancaster and the greater Los Angeles area. This relationship is expected to accelerate the novel use of concentrating solar thermal energy for a commercial hydrogen generation facility. The MOU is subject to negotiation and of execution of a definitive agreement.
U.S. Department of Energy Award

On September 27, 2022, Heliogen was selected to receive a $4.1 million award from the U.S. Department of Energy Solar Energy Technologies Office to accelerate the large-scale development and deployment of concentrated solar-thermal power (CSP) technology for industrial decarbonization and electrical power generation and storage. This project will aim to demonstrate a first-of-its-kind CSP process for decarbonizing the heating of limestone to 950°C, which could reduce the carbon emissions associated with cement manufacturing.
Letter of Intent with a Sustainable Fuels Company
On August 8, 2022, Heliogen announced it had entered into a non-binding letter of intent (“LOI”) with a sustainable fuels company (“SFC”) to jointly produce sustainable aviation fuel (“SAF”) at Heliogen’s concentrated solar thermal demonstration facility in Lancaster, California. This first-of-its-kind collaboration aims to synthesize sustainable jet fuel from sunlight and air to enable the rapid decarbonization of the aviation industry.
The companies will work to deploy Heliogen’s proprietary, AI-powered HelioHeat™ technology to convert sunlight directly into thermal energy in the form of high temperature steam and air that will be used to produce green hydrogen for SFC’s Reactor platform. The hydrogen will be produced leveraging the previously announced successful demonstration of Heliogen’s concentrated solar technology. As part of the collaboration between Heliogen and SFC, the LOI includes a goal of building a fully integrated ~1 barrel per day drop-in ready SAF demonstration. The parties expect a demonstration project to be a first step to develop a pipeline for approximately 3 million barrels of fuel over the next ten years. The LOI is subject to negotiation and execution of a definitive agreement and we cannot provide any assurances that we will be able to do so.
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
In April 2022, the Company’s wholly-owned subsidiary, Heliogen SR2, LLC, executed a right-of-way lease agreement with the BLM for 3,343 acres within the Brenda SEZ. As of June 30, 2022, the right-of-way lease had not commenced. In October 2022, the lease payments were finalized.

Installation of Fourth Generation Heliostats

In July 2022, Heliogen completed the installation of its new fourth generation heliostats at its demonstration facility in Lancaster, California. As with the previous generations of our heliostats, each successive iteration is designed to be less expensive and more efficient to manufacture, install and maintain, while also improving performance and reliability of the solar field. These heliostats were produced on our pilot lines as part of the manufacturing validation process. We also installed them in Lancaster using the same installation methods and equipment that we plan to use for our first commercial-scale HelioHeat facility.

Autonomous Cleaning Functionality Testing

In September 2022, Heliogen completed its latest round of testing on its ChariotAV autonomous cleaning vehicle, which validated the design of the vehicle and proved its ability to navigate the heliostat field autonomously while effectively cleaning the mirrors. Heliogen is confident in the vehicle’s ability to accurately and repeatedly clean the mirrors to maintain optimal light reflectivity.

Key Factors and Trends Affecting our Business
Inflation Reduction Act

The Inflation Reduction Act of 2022 (“IRA”) was signed into law on August 16, 2022. The IRA contains many provisions intended to incentivize domestic clean energy investment, clean energy production and manufacturing of necessary components, specifically: (a) the extension and enhancement of the Investment Tax Credit (“ITC”) program, which the IRA extends to thermal energy storage equipment; (b) the addition of Production Tax Credits (“PTC”) of $3.00 per kilogram for clean hydrogen and a three-year extension and modification of PTCs for facilities that begin construction before December 31, 2024; (c) the creation of the Advanced Manufacturing Production Credit that applies to the solar components we plan to manufacture at our facility in Long Beach, California; (d) the creation of a new tax credit for sustainable aviation fuel up to $1.75 per gallon, depending on the lifecycle carbon emissions reduction of the fuel; and (e) the increase in total funds available for the U.S. Department of Energy’s Title 17 loan guarantee program by $3.6 billion, bringing the total to $40 billion. The ITC and PTC amount can be increased if certain domestic content requirements are satisfied or if a project is located in (i) an “energy community” or (ii) low-income community, each as defined in the IRA. Heliogen is continuing to evaluate the IRA to understand the full impact of these provisions and additional potential benefits and believes many of these provisions will drive increased demand for its renewable energy technology and related products while helping the United States to reduce its carbon footprint more rapidly.
Global Events including the COVID-19 Pandemic
Our operations have been and may in the future be impacted by several global events including changes to existing geopolitical dynamics such as Russia’s invasion of Ukraine, social and economic instability, and the impact of the COVID-19 pandemic, which have resulted in increased market volatility, changes to the labor market, inflation, which has resulted in increased commodity prices, and supply chain constraints. Recently, we have seen a recovery in shipping costs and lower commodity prices, however, the future remains uncertain. The ultimate extent the impact these global events and economic conditions will have on our businesses, operating results, cash flows, liquidity and financial condition will be driven primarily by the severity and duration of the direct impact on products in our supply chain and the broad impact to the U.S. and global economies.
Results of Operations
Key Components of Our Results of Operations
Revenue - For our contracts with customers, we recognize revenue over time using the incurred costs method for projects under development and engineering and design services. For government grants, we recognize grant revenue based on the amounts determined to be reimbursable for costs, including permitted indirect costs, incurred during a given period for which we have reasonable assurance of the funds being received under the grant.
Cost of Sales - Cost of sales consists primarily of direct labor and direct external vendor costs related to our revenue contracts. No allocation of depreciation and amortization has been recognized due to the nature of work being performed.
Selling, General and Administrative Expense - Selling, general and administrative (“SG&A”) expense consists primarily of salaries, share-based compensation, and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.
Research and Development Expense - Research and development (“R&D”) expense consists primarily of salaries, share-based compensation and other personnel-related costs; the cost of products, materials, and outside services used in our R&D activities.

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,			Nine Months Ended September 30,
$ in thousands	2022	2021	$ Change	2022	2021	$ Change
Revenue:
Services revenue	$1,367	$2,202	$(835)	$4,375	$3,563	$812
Grant revenue	1,733	—	1,733	4,656	—	4,656
Total revenue	3,100	2,202	898	9,031	3,563	5,468
Cost of revenue:
Cost of services revenue (excluding depreciation and amortization)	1,690	1,375	315	5,668	2,736	2,932
Cost of grant revenue	1,733	—	1,733	4,656	—	4,656
Provision for contract losses	—	—	—	33,737	—	33,737
Total cost of revenue	3,423	1,375	2,048	44,061	2,736	41,325
Gross profit (loss)	(323)	827	(1,150)	(35,030)	827	(35,857)

Operating expenses:
Selling, general, and administrative	18,268	8,687	9,581	60,733	15,099	45,634
Research and development	11,168	4,618	6,550	26,448	8,891	17,557
Total operating expenses	29,436	13,305	16,131	87,181	23,990	63,191
Operating loss	(29,759)	(12,478)	(17,281)	(122,211)	(23,163)	(99,048)

Other income (expense), net:
Interest income, net	259	197	62	666	407	259
SAFE instruments remeasurement	—	(15,533)	15,533	—	(62,993)	62,993
Gain (loss) warrant remeasurement	369	(322)	691	12,679	(2,604)	15,283
Other income, net	1,256	(140)	1,396	1,071	(312)	1,383
Net loss before taxes	(27,875)	(28,276)	401	(107,795)	(88,665)	(19,130)
Income tax benefit	46	—	46	781	—	781
Net loss	$(27,829)	$(28,276)	$447	$(107,014)	$(88,665)	$(18,349)
Revenue and Gross Profit (Loss)
During the three and nine months ended September 30, 2022, we recognized revenue of $3.1 million and $9.0 million, respectively, driven primarily by project revenue for work associated with the development and planned deployment of our technology and product offerings on a commercial scale, including $1.7 million and $4.7 million, respectively, of grant revenue recognized under the U.S. Department of Energy Solar Energy Technologies Office (the “DOE Award”). Pursuant to the terms of the commercial-scale demonstration agreement (the “CSDA”) executed with Woodside Energy (USA) Inc. (“Woodside”) in March 2022, we will complete the engineering, procurement, and construction of a new 5 MWe concentrated solar energy facility to be built in Mojave, California (the “Facility”) for the customer’s use in testing, research and development. The Facility is expected to serve as a fully operational model for the customer’s use in demonstrating the Company’s technology and product offerings on a commercial scale to aid in the development, engineering, and construction of larger, commercial scale facilities under separate agreements between the Company and the customer or other third-party customers.
During the three months ended September 30, 2022, we recognized a gross loss of $0.3 million associated primarily with the CSDA. During the nine months ended September 30, 2022, we recognized a gross loss of $35.0 million driven primarily by recognition of a contract loss of $32.9 million related to the CSDA and Facility. The contract loss reflects our best estimate of the full expected loss on the Facility given the consideration expected to be realized under the CSDA (net of the fair value of related warrants granted to the customer) and the DOE Award relative to the total cost at completion. Revenue expected to be recorded for the Mojave, California project is approximately $84.5 million over the full term of the project, consisting of $45.5 million for the CSDA, of which $40.4 million is identified as noncancellable at September 30, 2022, and the DOE Award of $39.0 million. Our cost estimates as of September 30, 2022 for the anticipated final scope of the Facility are subject to further refinement as we continue detailed engineering and design with the customers, obtain firm pricing from subcontractors, order long-lead items, and better understand short- and long-term commodity and market impacts on cost inputs to the CSDA and Facility. As a result, the actual loss for the CSDA and Facility could vary from our current estimates.
During the three and nine months ended September 30, 2021, we recognized revenue of $2.2 million and $3.6 million, respectively, and $0.8 million gross profit associated with engineering and design services contracts which was largely related to a predecessor contract to the CSDA.
Selling, General, and Administrative Expense
For the three and nine months ended September 30, 2022, SG&A expense increased $9.6 million and $45.6 million, respectively, compared to the same periods in 2021, driven primarily by our growth to support commercial operations, resulting in higher headcount and related employee expenses of $8.0 million and $35.4 million, respectively, with the most notable increase being non-cash share-based compensation expense of $6.3 million and $27.0 million, respectively. For the same comparative periods, professional and consulting services increased by $0.3 million and $4.7 million, respectively, associated primarily with being a newly public company and the corresponding need to support and develop our accounting, legal, and information technology infrastructures. Facilities and office related expenses increased by $1.3 million and $5.5 million, respectively, to support space requirements for our manufacturing facility in Long Beach, California and corporate headquarters in Pasadena, California.
Research and Development Expense
For the three and nine months ended September 30, 2022, R&D expense increased $6.6 million and $17.6 million, respectively, compared to the same periods in 2021, primarily due to headcount growth and related consulting services associated with our efforts to ramp up and further develop our commercial-scale offering.
SAFE Instruments Remeasurement
In the first half of 2021, we entered into Simple Agreements for Future Equity (“SAFE Instruments”) financing transactions with third party investors in connection with a private round of funding to provide investors an opportunity to convert the SAFE Instruments into common or preferred stock upon defined triggering events. Pursuant to the terms of these agreements, the SAFE Instruments were converted to common stock immediately prior to the closing of the Business Combination on December 30, 2021. Due to the terms of the SAFE Instruments, the SAFE Instruments were measured at fair value at each reporting period resulting in the recognition of losses of $15.5 million and $63.0 million during the three and nine months ended September 30, 2021, respectively.
Warrant Remeasurement

As part of the Business Combination, we assumed the outstanding public and private warrants of Athena, which are accounted for at fair value based on the closing share price of the Company’s common stock. The warrant remeasurement gains of $0.4 million and $12.7 million for the three and nine months ended September 30, 2022, respectively, and losses of $0.3 million and $2.6 million for the three and nine months ended September 30, 2021, respectively, are associated primarily with changes in the Company's closing share price. The Company’s share price declined from $15.52 on December 31, 2021 to $1.86 on September 30, 2022 and the Company’s share price increased from $9.61 on May 7, 2021, the date of Athena’s initial public offering, to $9.93 on September 30, 2021.

Liquidity and Capital Resources
Heliogen’s principal source of liquidity has historically been proceeds from private investors through the issuance of SAFE Instruments, preferred stock, and common stock. Upon closing of the Business Combination with Athena completed in December 2021, Heliogen received net cash proceeds of $159.4 million. In March 2022, Heliogen entered a series of commercial agreements with a customer for the commercial-scale demonstration and deployment of Heliogen’s AI-enabled concentrated solar energy technology in California and the marketing of Heliogen’s technology in Australia and is in the process of negotiating further revenue contracts. These contracts will provide a significant source of cash for the Company. Our principal uses of cash are for project-related expenditures, SG&A and R&D expenditures in support of Heliogen’s development of its technology and operational growth efforts. To date, Heliogen has not had any material bank debt and has no material outstanding debt on the balance sheet as of September 30, 2022. Total liquidity for Heliogen, including cash and cash equivalents, available-for-sale investments, and other liquid securities with maturities greater than one year is as follows:

$ in thousands	September 30, 2022	December 31, 2021
Cash and cash equivalents	$35,444	$190,081
Investments, available for sale (maturities less than one year)	124,034	32,332
LT investments, available for sale (maturities greater than one year)(1)	4,769	—
Total liquidity	$164,247	$222,413
________________
(1)For more information on other liquid securities with maturities greater than one year, see Note 12 to our condensed consolidated financial statements.
With the funds raised in connection with the Business Combination, we believe that our existing liquidity should provide the ability to meet our contractual obligations and continue our current R&D efforts and development of our first commercial facilities and will be sufficient to meet our cash requirements for the next 12 months. However, we could potentially use these available financial resources sooner than expected due to delays in project execution or higher than anticipated costs and therefore may need to incur additional indebtedness or issue additional equity to meet our operating needs. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in developing our new technologies, this could reduce our ability to compete successfully and harm our business, growth and results of operations. While we believe we will meet longer-term expected future cash requirements and obligations through a combination of our existing cash and cash equivalent balances, cash flow from operations, and issuances of equity securities or debt offerings, our future capital requirements and the adequacy of available funds will depend on many factors, including those disclosed in Part I, Item 1A Risk Factors in our 2021 Form 10-K/A for the year ended December 31, 2021.
Summary of Cash Flows
A summary of the Company’s cash flows from operating, investing and financing activities is presented in the following table:

	Nine Months Ended September 30,
$ in thousands	2022	2021
Net cash used in operating activities	$(49,545)	$(18,147)
Net cash used in investing activities	(104,182)	(40,459)
Net cash (used in) provided by financing activities	(255)	81,898
Net Cash from Operating Activities
Net cash used in operating activities was $49.5 million for the nine months ended September 30, 2022 compared to $18.1 million net cash used in operating activities for the nine months ended September 30, 2021, resulting in a $31.4 million increase in use of operating cash. Cash flows used in operating activities result primarily from Heliogen’s ramp-up of commercial operations and increases in headcount and are also affected by changes in operating assets and liabilities which consist primarily of working capital balances for our projects. Working capital levels may vary and are impacted by the stage of completion and commercial terms of projects. The primary components of our working capital accounts are accounts receivable, contract assets, accounts payable, and contract liabilities.
Net Cash from Investing Activities
For the nine months ended September 30, 2022, cash used in investing activities was $104.2 million and consisted mostly of cash invested in available-for-sale debt securities of $238.0 million offset by proceeds from maturities and sales of available-for-sale debt securities of $75.3 million and $65.8 million, respectively. We also incurred capital expenditures of $7.3 million during the period, driven primarily to support growth in our commercial operations, machinery, equipment and improvements for our new Long Beach manufacturing facility, and office and computer equipment to support our headcount growth.
Cash used in investing activities for the nine months ended September 30, 2021 was $40.5 million and primarily represents cash invested in available-for-sale debt securities of $41.6 million offset by proceeds from maturities of available-for-sale debt securities of $4.3 million, and cash consideration paid for the HelioHeat acquisition, net of acquired cash, of $1.7 million.
Net Cash from Financing Activities
Cash used in financing activities totaled $0.3 million for the nine months ended September 30, 2022, driven primarily by $1.3 million in transaction costs paid related to the Business Combination, which were previously accrued at December 31, 2021, offset by $1.0 million in cash received from the exercise of stock options. Cash provided by financing activities totaled $81.9 million for the nine months ended September 30, 2021 and was due primarily to $83.4 million in cash received from the issuance of the SAFE instruments slightly offset by financing costs of $1.5 million.
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
In connection with the preparation and audit of our financial statements as of and for the fiscal year ended December 31, 2021, we identified certain material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. The material weaknesses existing at December 31, 2021, for which remediation is ongoing at September 30, 2022, are as follows:
•We did not design or maintain an effective control environment specific to the areas of financial reporting and our close process, including effective review of technical accounting matters.
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

Our incremental efforts taken in 2022 to implement measures designed to improve our internal control over financial reporting to remediate these deficiencies include, but are not limited to, the following:
•During the three months ended September 30, 2022, we continued the implementation of additional functionality within our company-wide enterprise resource planning system.
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
•We hired additional full-time personnel to strengthen the review process, improve segregation of duties, provide additional oversight and support of the financial and accounting systems and assist in the design and implementation of internal controls.
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
With the foregoing in mind, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level, as a result of the material weaknesses previously discussed. Notwithstanding the existence of the material weaknesses described above, management believes that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly state, in all material respects, the Company’s financial position, results of operations and cash flows for all periods and dates presented in accordance with U.S. GAAP.
Changes in Internal Control over Financial Reporting
Other than in connection with executing upon the implementation of the remediation measures as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
Information relating to various commitments and contingencies is described in Note 9 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K/A for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

On November 3, 2022, the board of directors of the Company approved and adopted the Second Amended and Restated Bylaws (the “Bylaws”), which became effective the same day, in order to, among other things, address recently adopted amendments to Rule 14a-19 under the Exchange Act, as amended, by clarifying that no person may solicit proxies in support of a director nominee other than the Board’s nominees unless such person has complied with Rule 14a-19, and that any person soliciting proxies in support of a director nominee other than the Board’s nominees must comply with the requirements to provide notices required under Rule 14a-19 in a timely manner and deliver reasonable evidence that the Rule 14a-19 requirements have been met. The preceding summary of the amendments to the Bylaws is qualified in its entirety by reference to, and should be read in connection with, the complete copy of the Second Amended and Restated Bylaws filed herewith as Exhibit 3.2.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Heliogen, Inc.	8-K	001-40209	3.1	January 6, 2022
3.2*	Second Amended and Restated Bylaws of Heliogen, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Heliogen, Inc.

/s/ Bill Gross
Bill Gross
Chief Executive Officer
Dated:	November 8, 2022	(Principal Executive Officer)

/s/ Christiana Obiaya
Christiana Obiaya
Chief Financial Officer
Dated:	November 8, 2022	(Principal Financial Officer and Principal Accounting Officer)