Form 10-Q
period 2023-03-31
Heliogen, Inc.
filed 2023-05-10
CIK 1840292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number: 001-40209
Heliogen, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-4204953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
130 West Union Street, Pasadena, California	91103
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (626) 720-4530
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	HLGN	New York Stock Exchange
Warrants, each whole warrant exercisable for shares of Common stock at an exercise price of $11.50 per share	HLGN.W	New York Stock Exchange
Preferred Share Purchase Rights	N/A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 5, 2023, the registrant had 196,847,953 shares of common stock, par value $0.0001 per share outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Quarterly Report regarding our future financial performance, as well as our strategy, future operations, financial position, estimated revenues, losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of such terms or other similar expressions. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. Although we believe such expectations and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance and we cannot assure any reader that such statements will be realized or that the forward-looking events and circumstances will occur.
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
•future exchange and interest rates;
•the outcome of any known and unknown litigation and regulatory proceedings; and
•other risks and uncertainties, including those disclosed under “Item 1A. Risk Factors” in this Quarterly Report or under “Item 1A. Risk Factors” contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 29, 2023, and the risk factors and other cautionary statements contained in other filings that have been made or will be made with the SEC by the Company.
Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Should one or more of the risks or uncertainties described in this Quarterly Report, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. Additional information concerning these and other factors that may impact the operations and projections discussed herein may be disclosed under “Item 1A. Risk Factors” contained in Part I of our Annual Report and in our periodic filings with the SEC. Our SEC filings are available publicly on the SEC’s website at www.sec.gov.
You should read this Quarterly Report with the understanding that our actual future results, levels of activity and performance as well as other events and circumstances may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Part I - Financial Information
Item 1. Financial Statements
Heliogen, Inc.
Consolidated Balance Sheets
($ in thousands, except share data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$39,215	$45,719
Short-term restricted cash	528	655
Investments, available-for-sale	80,700	97,504
Receivables	10,646	9,195
Inventories	2,900	2,442
Prepaid and other current assets	5,092	3,306
Total current assets	139,081	158,821
Operating lease right-of-use assets	14,373	14,772
Property, plant and equipment, net	6,777	7,071
Goodwill and intangible assets, net	135	1,160
Long-term restricted cash	1,500	1,500
Other long-term assets	8,104	8,295
Total assets	$169,970	$191,619
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade payables	$3,285	$6,921
Contract liabilities	10,966	10,348
Contract loss provisions	28,360	28,418
Accrued expenses and other current liabilities	5,945	5,602
Total current liabilities	48,556	51,289
Operating lease liabilities, non-current	13,483	13,921
Warrant liabilities	338	642
Other long-term liabilities	1,565	443
Total liabilities	63,942	66,295
Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized and 195,732,947 shares issued and outstanding (excluding restricted shares of 50,331) as of March 31, 2023; 192,924,429 shares issued and outstanding (excluding restricted shares of 59,770) as of December 31, 2022	19	19
Additional paid-in capital	425,590	434,478
Accumulated other comprehensive loss	(457)	(593)
Accumulated deficit	(319,124)	(308,580)
Total shareholders’ equity	106,028	125,324
Total liabilities and shareholders’ equity	$169,970	$191,619
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Operations
($ in thousands, except per share and share data)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenue:
Services revenue	$866	$2,044
Grant revenue	1,071	1,495
Total revenue	1,937	3,539
Cost of revenue:
Cost of services revenue (including depreciation)	941	2,592
Cost of grant revenue	1,071	1,495
Provision for contract losses	370	33,737
Total cost of revenue	2,382	37,824
Gross loss	(445)	(34,285)

Operating expenses:
Selling, general and administrative	4,165	20,062
Research and development	5,260	9,375
Impairment charges	1,008	—
Total operating expenses	10,433	29,437
Operating loss	(10,878)	(63,722)

Interest income, net	283	194
Gain on warrant remeasurement	304	4,026
Other expense, net	(253)	(76)
Net loss before taxes	(10,544)	(59,578)
Benefit for income taxes	—	610
Net loss	$(10,544)	$(58,968)

Loss per share:
Loss per share – Basic and Diluted	$(0.05)	$(0.32)
Weighted average number of shares outstanding – Basic and Diluted	196,899,292	184,031,015
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Comprehensive Loss
($ in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(10,544)	$(58,968)
Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on available-for-sale securities	173	(379)
Cumulative translation adjustment	(37)	(1)
Total other comprehensive income (loss), net of taxes	136	(380)
Comprehensive loss	$(10,408)	$(59,348)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Shareholders’ Equity
($ in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2022	192,924,429	$19	$434,478	$(593)	$(308,580)	$125,324
Net loss	—	—	—	—	(10,544)	(10,544)
Other comprehensive income	—	—	—	136	—	136
Share-based compensation	—	—	(9,306)	—	—	(9,306)
Restricted stock vestings	1,210,801	—	—	—	—	—
Stock options exercised	1,597,717	—	235	—	—	235
Issuance of warrants in connection with vendor agreements	—	—	107	—	—	107
Issuance of warrants in connection with customer agreements	—	—	76	—	—	76
Balance as of March 31, 2023	195,732,947	$19	$425,590	$(457)	$(319,124)	$106,028

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2021	183,367,037	$18	$380,624	$(4)	$(166,580)	$214,058
Net loss	—	—	—	—	(58,968)	(58,968)
Other comprehensive loss	—	—	—	(380)	—	(380)
Share-based compensation	—	—	12,982	—	—	12,982
Stock options exercised	2,754,244	1	271	—	—	272
Issuance of warrants in connection with customer agreements	—	—	9,339	—	—	9,339
Balance as of March 31, 2022	186,121,281	$19	$403,216	$(384)	$(225,548)	$177,303
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,544)	$(58,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	601	760
Impairment charges	1,008	—
Share-based compensation	(9,306)	12,982
Change in fair value of warrants	(304)	(4,026)
Change in fair value of contingent consideration	1,125	14
Deferred income taxes	—	(611)
Non-cash operating lease expense	400	428
Other non-cash operating activities	(570)	101
Changes in assets and liabilities:
Receivables	(1,497)	(9,693)
Inventories	(458)	—
Prepaid and other current assets	(1,786)	(3,802)
Trade payables and accrued liabilities	(3,084)	456
Contract liabilities	705	6,811
Provision for contract losses, net	(77)	33,766
Other non-current assets and liabilities	(345)	(891)
Net cash used in operating activities	(24,132)	(22,673)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(527)	(1,360)
Purchases of available-for-sale securities	(44,520)	(122,468)
Maturities of available-for-sale securities	62,300	21,100
Net cash provided by (used in) investing activities	17,253	(102,728)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	248	209
Other financing costs	—	(1,274)
Net cash provided by (used in) financing activities	248	(1,065)
Decrease in cash, cash equivalents and restricted cash	(6,631)	(126,466)
Cash, cash equivalents and restricted cash at the beginning of the period	47,874	191,581
Cash, cash equivalents and restricted cash at the end of the period	$41,243	$65,115
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Cash Flows (continued)
($ in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$39,215	$63,615
Short-term restricted cash	528	—
Long-term restricted cash	1,500	1,500
Total cash, cash equivalents and restricted cash	$41,243	$65,115

Non-cash investing and financing activities:
Fair value of Project Warrants and Collaboration Warrants recognized in equity	$76	$9,339
Capital expenditures incurred but not yet paid	$56	$19
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements

Note 1—Organization and Basis of Presentation
Background
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, these unaudited consolidated financial statements do not include all information or notes required by GAAP for annual financial statements. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for fair statement.
The results reported in these unaudited consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These unaudited consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 29, 2023.
Certain immaterial prior period amounts have been reclassified to conform to current period presentation. Such changes did not have a material impact on our financial position or results of operation.
The Company has evaluated whether there were conditions and events, considered in the aggregate, which raise substantial doubt as to the Company’s ability to continue as a going concern within one year after the original issuance date of the consolidated financial statements. During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company incurred net losses of $10.5 million and $142.0 million, respectively. The Company expects to continue to generate operating losses in the next few years.
As of March 31, 2023, the Company had liquidity of $119.9 million, consisting of $39.2 million of cash and cash equivalents and $80.7 million of investments, and no substantial debt. Management believes it has the ability to manage operating costs and capital expenditures such that its existing cash, cash equivalents and investments will be sufficient to fund its operations and capital expenditures for the next twelve months following the filing of this Quarterly Report on Form 10-Q.
The Company’s long-term liquidity will depend on its ability to (i) successfully complete current projects within budget, (ii) raise additional capital through the issuance of additional equity or debt securities, (iii) sign additional projects at a profit, (iv) obtain funding and receive payment for research and development (“R&D”) projects under government subsidies, (v) implement project cost reductions to reduce the expected cash outflows and (vi) manage operating costs. There is no assurance that the Company will be successful in achieving all or any of these items. If the Company is unsuccessful in achieving all or any of these items, the Company may be forced to delay, reduce or eliminate some or all of its R&D programs, product expansion or commercialization efforts, any of which could adversely affect its business prospects, or the Company may be unable to continue operations.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to inputs used to recognize revenue over time, accounting for income taxes, fair values of share-based compensation, lease liabilities, warrant liabilities, contingent consideration, goodwill impairments and long-lived asset impairments. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions.
Recent Accounting Standards
In January 2017, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step of the previous two-step quantitative test of goodwill impairment. Under the new guidance, the quantitative test consists of a single step in which the carrying amount of the reporting unit is compared to its fair value. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the amount of the impairment would be limited to the total amount of goodwill allocated to the reporting unit. The guidance does not affect the existing option to perform the qualitative assessment for a reporting unit to determine whether the quantitative impairment test is necessary. The new guidance will be effective for smaller reporting companies for fiscal years beginning after December 15, 2022. The Company adopted this guidance on January 1, 2023 and it did not have a material impact on the Company’s consolidated financial statements.

Note 2—Revenue
Disaggregated Revenue
The following table provides information about disaggregated revenue:

	Three Months Ended
	March 31,
$ in thousands	2023	2022
Project revenue	$816	$1,991
Engineering services revenue	50	53
Total services revenue	866	2,044
Grant revenue	1,071	1,495
Total revenue	$1,937	$3,539
Services Revenue
Project revenue consists of amounts recognized under contracts with customers for the development, construction and delivery of commercial-scale concentrated solar energy facilities. Engineering services revenue consists of amounts recognized under contracts with customers for the provision of engineering, R&D or other similar services in our field of expertise. Revenue recognized during the three months ended March 31, 2023 and 2022 includes non-governmental customers in the United States (“U.S.”) and Europe.
During the three months ended March 31, 2023 and 2022, the Company recognized project revenue of $0.8 million and $2.0 million, respectively, associated with a commercial-scale demonstration agreement (“CSDA”) executed with Woodside Energy (USA) Inc. (“Woodside”) in March 2022.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Grant Revenue
During the three months ended March 31, 2023 and 2022, the Company recognized grant revenue under the Company’s award from the U.S. Department of Energy (the “DOE Award”) of $1.1 million and $1.5 million, respectively, related to costs incurred during such periods that are reimbursable under the DOE Award.
Provision for Contract Losses
During the three months ended March 31, 2023, we recognized a total provision for contract losses of $0.4 million associated with our Germany operations. During the three months ended March 31, 2023, we amortized $0.4 million of the previously recognized contract loss provisions as a reduction to cost of services revenue incurred during the three months ended March 31, 2023 based on percentages of completion. During the three months ended March 31, 2022, we recognized a total provision for contract losses of $33.7 million driven primarily by the CSDA.
Performance Obligations
Revenue recognized under contracts with customers relates solely to the performance obligations satisfied during the three months ended March 31, 2023 with no revenue recognized from performance obligations satisfied in prior periods. As of March 31, 2023, we had approximately $38.5 million of transaction prices allocated to remaining performance obligations from our customer contracts, we expect to recognize approximately 21% as revenue over the next 12 months and the remainder to be recognized thereafter through 2026.
Receivables
Receivables consisted of the following:

$ in thousands	March 31, 2023	December 31, 2022
Trade receivables	$1,593	$1,119
Grant receivables:
Unbilled	6,681	5,610
Other grant receivables	1,578	1,578
Total grant receivables	8,259	7,188
Contract assets	529	560
Other receivables	265	328
Total receivables	$10,646	$9,195
Contract Assets and Liabilities
The following table outlines the activity related to contract assets, which is included in total receivables on our consolidated balance sheets:

$ in thousands
Balance as of December 31, 2022	$560
Foreign currency translation adjustments	12
Other	(43)
Balance as of March 31, 2023	$529

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
The following table outlines the activity related to contract liabilities:

$ in thousands
Balance as of December 31, 2022	$10,348
Payments received in advance of performance	1,464
Revenue recognized	(774)
Recognition of consideration payable associated with Project Warrants	(76)
Other	4
Balance as of March 31, 2023	$10,966
Customer Concentrations
For the three months ended March 31, 2023 and 2022, two customers each comprised greater than 10% of our total revenue and collectively represented 97% and 99%, respectively, of our total revenue.
As of March 31, 2023 and December 31, 2022, two customers each comprised greater than 10% of our total receivables and collectively represented 92% and 90%, respectively, of our total receivables.

Note 3—Warrants
Public Warrants and Private Warrants
The Company’s warrant liabilities as of March 31, 2023 include public warrants (the “Public Warrants”) and private placement warrants (the “Private Warrants,” and together with the Public Warrants, the “Public and Private Warrants”). The Public Warrants and Private Warrants permit warrant holders to purchase in the aggregate approximately 8.3 million shares and approximately 0.2 million shares, respectively, of the Company’s common stock at an exercise price of $11.50 per share. The Public and Private Warrants became exercisable on March 18, 2022 and expire on December 30, 2026, or earlier upon redemption or liquidation. The Public and Private Warrants are recorded as liabilities on the consolidated balance sheets and measured at fair value at each reporting date, with the change in fair value reported in gain (loss) on warrant remeasurement on the consolidated statements of operations.
Project Warrants
In connection with the concurrent execution of the CSDA with Woodside in March 2022, the Company issued warrants permitting Woodside to purchase approximately 0.9 million shares of the Company’s common stock at an exercise price of $0.01 per share (the “Project Warrants”). The Project Warrants expire upon the earlier of a change in control of the Company or March 28, 2027 and vest pro rata with certain payments required to be made by the customer under the CSDA. The fair value of the Project Warrants upon issuance was $4.96 per warrant based on the closing price of the Company’s common stock on March 28, 2022, less the exercise price.
The Project Warrants are recorded as equity on the consolidated balance sheets. During the three months ended March 31, 2022, the total consideration payable to the customer of $4.5 million for the Project Warrants reduced the transaction price associated with the customer’s contract and the Company recognized $0.2 million as an increase to additional paid-in capital to reflect the attribution of the Project Warrants’ fair value in a manner similar to revenue recognized under the customer’s contract.
During the three months ended March 31, 2023, approximately 0.1 million of Project Warrants vested with a value of $0.1 million, which was recognized as additional paid-in capital. No Project Warrants vested during the three months ended March 31, 2022. From the issuance date of the Project Warrants on March 28, 2022 to March 31, 2023, a total of approximately 0.4 million of Project Warrants vested with a total value of $0.8 million, which was recognized as additional paid-in capital.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Collaboration Warrants
In connection with the concurrent execution of a collaboration agreement (the “Collaboration Agreement”) with Woodside in March 2022, the Company issued warrants permitting Woodside to purchase approximately 3.6 million shares of the Company’s common stock at an exercise price of $0.01 per share (the “Collaboration Warrants”). Under the Collaboration Agreement, Woodside will assist us in defining product offerings that use our modular technology for potential customers in Australia. The Collaboration Warrants expire upon the earlier of a change in control of the Company or March 28, 2027. Of these warrants, (i) approximately 1.8 million warrants vested immediately upon execution of the Collaboration Agreement and (ii) approximately 1.8 million warrants will vest based on certain specified performance goals under the Collaboration Agreement. The fair value of the Collaboration Warrants upon issuance was $4.96 per warrant based on the closing price of the Company’s common stock on March 28, 2022, less the exercise price.
The Collaboration Warrants are recorded as equity on the consolidated balance sheets and the related expense is being recognized ratably as selling, general and administrative (“SG&A”) expense over the estimated service period. As of March 31, 2023, the Company has a prepaid expense of $6.8 million for the Collaboration Warrants, of which $2.0 million was classified as current and $4.8 million was classified as long-term. During the three months ended March 31, 2023, we recognized $0.5 million SG&A expense related to the vesting of the Collaboration Warrants. The Company did not recognize any SG&A expense during the three months ended March 31, 2022 for the Collaboration Warrants. As of March 31, 2023, the remaining estimated period is approximately 3.4 years.
Vendor Warrants
On April 19, 2022, the Company issued warrants to purchase approximately 0.1 million shares of the Company’s common stock, at an exercise price of $0.01 per share (“Vendor Warrants”), to a vendor as compensation for services to be performed by the vendor. The Vendor Warrants vest in twelve equal monthly installments. The Vendor Warrants are recorded as equity on the consolidated balance sheets and had a fair value upon issuance of $0.3 million, to be recognized ratably over one year as SG&A expense. During the three months ended March 31, 2023, the Company recognized $0.1 million of share-based compensation expense, included in SG&A, related to the portion of the Vendor Warrants that vested during the period. As of April 2023, the Vendor Warrants are fully vested.

Note 4—Investments
Investments in fixed maturity securities are classified as available-for-sale. The primary objectives of our investment portfolio are to maintain the safety of our invested capital, provide prudent levels of liquidity to accommodate operational and capital needs and maintain an acceptable level of risk. These risks include credit risk, interest rate risk and concentration risk, which are mitigated through the use of various well-established financial institutions as well as an investments portfolio consisting of very liquid and high credit quality instruments.
The following table summarizes our investments, available-for-sale:

	March 31, 2023			December 31, 2022
$ in thousands	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Corporate bonds	$—	$—	$—	$3,997	$(22)	$3,975
Commercial paper	14,927	(4)	14,923	10,837	(3)	10,834
U.S. treasury bills	65,909	(132)	65,777	82,979	(284)	82,695
Total investments, available-for-sale	$80,836	$(136)	$80,700	$97,813	$(309)	$97,504

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
The cost of securities sold is based on the specific-identification method. During the three months ended March 31, 2023 and 2022, there were no sales of investments.
There were no credit losses recognized during the three months ended March 31, 2023 and 2022 and no allowance for credit losses as of March 31, 2023 and December 31, 2022.

Note 5—Fair Value of Financial Instruments
The Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following table by fair value measurement level:

$ in thousands	Level	March 31, 2023	December 31, 2022
Assets:
Investments, available-for-sale	1	$80,700	$97,504
Liabilities:
Public Warrants (1)	1	$329	$625
Private Warrants (1)	2	9	17
Contingent consideration (2)	3	1,478	353
________________
(1)Included in warrant liabilities on the consolidated balance sheets.
(2)Included in other long-term liabilities on the consolidated balance sheets.
Private Warrants. The fair value of the Private Warrants approximates the fair value of the Public Warrants due to the existence of similar redemption provisions. As a result, the Company has determined that the fair value of the Private Warrants at a specific date would be similar to that of the Public Warrants, and thus is also determined by using the closing price of the Public Warrants, which was $0.04 as of March 31, 2023.
Contingent Consideration. The contingent consideration was measured at fair value using a probability-weighted cash-flow method. The key inputs used in the valuation for the contingent consideration as of March 31, 2023 included the timing and probability of payment.
The following table summarizes the activities of our Level 3 fair value measurements:

	Three Months Ended
	March 31,
$ in thousands	2023	2022
Beginning balance	$353	$2,009
Change in fair value (1)	1,125	14
Ending balance	$1,478	$2,023
________________
(1)The changes in the fair value of the contingent consideration are reported in other income (expense), net on our consolidated statements of operations.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Note 6—Property, Plant & Equipment
Major classes of property, plant and equipment, consisted of the following:

$ in thousands	Estimated Useful Lives in Years	March 31, 2023	December 31, 2022
Leasehold improvements	5 — 7	$2,936	$2,931
Computer equipment	2 — 3	2,151	2,124
Machinery, vehicles and other equipment	5 — 10	3,739	3,528
Furniture and fixtures	2 — 5	654	646
Construction in progress		453	419
Total property, plant and equipment		9,933	9,648
Accumulated depreciation		(3,156)	(2,577)
Total property, plant and equipment, net		$6,777	$7,071
Depreciation expense for property, plant and equipment was $0.6 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively, and is recorded in SG&A expense with a portion allocated to cost of services revenue.

Note 7—Goodwill and Intangible Assets
Goodwill
The Company had goodwill related to the acquisition of HelioHeat GmbH, a private limited liability company in Germany engaged in the development, planning and construction of renewable energy systems and components, including a novel solar receiver.
During the first quarter of 2023, the Company performed a goodwill impairment assessment driven by the sustained decline in the Company’s market capitalization below the Company’s carrying value. Management concluded that it is more likely than not that the fair value of our reporting unit was less than its carrying amount as of March 31, 2023. As a result of the impairment test performed, the Company fully impaired goodwill and recognized a $1.0 million charge during the three months ended March 31, 2023. There were no impairments of goodwill recognized in prior periods.
The changes in the carrying amount of goodwill are as follows:

$ in thousands
Balance as of December 31, 2022	$1,004
Currency translation adjustments	4
Impairment	(1,008)
Balance as of March 31, 2023	$—

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Intangible Assets
Intangible assets consisted of the following:

		March 31, 2023			December 31, 2022
$ in thousands	Useful Life in Years	Gross Carrying Amounts	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amounts	Accumulated Amortization and Impairment	Intangible Assets, Net
Acquired developed technology rights (1)	5	$—	$—	$—	$3,799	$(3,799)	$—
Software licenses	3	259	(124)	135	259	(103)	156
Total		$259	$(124)	$135	$4,058	$(3,902)	$156
________________
(1)Gross carrying amount for December 31, 2022 reflects currency translation adjustments of $0.4 million.
Amortization expense related to intangible assets was $21 thousand and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

Note 8—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

$ in thousands	March 31, 2023	December 31, 2022
Payroll and other employee benefits	$532	$811
Professional fees	1,309	729
Research, development and project costs	1,346	1,313
Inventory in-transit	—	654
Operating lease liabilities, current portion	1,608	1,570
Other accrued expenses	1,150	525
Total accrued expenses and other current liabilities	$5,945	$5,602

Note 9—Income Taxes
We calculate our quarterly tax provision pursuant to the guidelines in Accounting Standards Codification (“ASC”) 740, Income Taxes. ASC 740 requires companies to estimate the annual effective tax rate for current year ordinary income. In calculating the effective tax rate, permanent differences between financial reporting and taxable income are factored into the calculation, and temporary differences are not. The estimated annual effective tax rate represents the Company’s estimate of the tax provision in relation to the best estimate of pre-tax ordinary income or loss. The estimated annual effective tax rate is then applied to year-to-date ordinary income or loss to calculate the year-to-date interim tax provision. The relationship between our income tax provision or benefit and our pre-tax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pre-tax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates and changes in valuation allowances. The income tax benefit of $0.6 million for the three months ended March 31, 2022, is primarily attributable to our Germany operations. Any income tax benefit associated with the pre-tax loss for the three months ended March 31, 2023 and 2022, resulting primarily from the U.S. jurisdiction, is offset by a full valuation allowance.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances, future tax projections and availability of taxable income in the carryback period, we recorded a full valuation allowance against the federal and state deferred tax assets for the three months ended March 31, 2023 and the year ended December 31, 2022.
The Company is subject to the provisions of ASC Subtopic 740-10, Accounting for Uncertainty in Income Taxes. This standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as more-likely-than-not to be sustained by the relevant taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50% likely to be realized. If upon performance of an assessment pursuant to this subtopic, management determines that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the consolidated financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. We do not have material unrecognized tax benefits for uncertain tax positions.

Note 10—Loss per Share
Basic and diluted loss per share (“EPS”) were as follows:

	Three Months Ended
	March 31,
$ in thousands, except share and per share data	2023	2022
Numerator:
Net loss	$(10,544)	$(58,968)
Denominator:
Weighted-average common shares outstanding	194,650,065	183,949,912
Weighted-average impact of warrants (1)	2,249,227	81,103
Denominator for basic EPS – weighted-average shares	196,899,292	184,031,015
Effect of dilutive securities	—	—
Denominator for diluted EPS – weighted-average shares	196,899,292	184,031,015

EPS – Basic and Diluted	$(0.05)	$(0.32)
________________
(1)Warrants that have a $0.01 exercise price are assumed to be exercised when vested because common shares issued for little consideration upon exercise are included in outstanding shares for the purposes of computing basic and diluted EPS.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
The following securities were excluded from the calculation of loss per share as their impact would be anti-dilutive:

	Three Months Ended
	March 31,
	2023	2022
Stock options	19,533,368	37,429,240
Shares issuable related to the employee stock purchase plan	440,502	—
Unvested restricted stock units	11,770,288	—
Restricted shares issued upon the early exercise of unvested stock options	50,331	5,150,369
Unvested warrants	2,312,026	—
Vested warrants	8,566,656	8,566,666

Note 11—Share-based Compensation
The Heliogen, Inc. 2021 Equity Incentive Plan aims to incentivize employees, directors and consultants who render services to the Company through the granting of stock awards, including stock options, stock appreciation right awards, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards, and other stock-based awards.
The following table summarizes our share-based compensation expense by the affected line on our consolidated statements of operations:

	Three Months Ended
	March 31,
$ in thousands	2023	2022
Cost of services revenue	$80	$563
Selling, general and administrative	(9,753)	10,875
Research and development	474	1,544
Total share-based compensation expense	$(9,199)	$12,982
The following table summarizes our share-based compensation expense by grant type:

	Three Months Ended
	March 31,
$ in thousands	2023	2022
Stock options	$(12,255)	$6,560
Restricted stock units	2,859	6,422
Employee stock purchase plan	90	—
Vendor Warrants	107	—
Total share-based compensation expense	$(9,199)	$12,982

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Stock Options
The following table summarizes the Company’s stock option activity:

$ in thousands, except share and per share data	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Outstanding balance as of December 31, 2022	31,203,045	$3.10	7.62	$10,725
Exercised	(1,588,277)	0.15
Forfeited	(10,021,087)	6.68
Expired	(60,313)	2.27
Outstanding balance as of March 31, 2023	19,533,368	$1.50	3.51	$1,334
Exercisable as of March 31, 2023	14,949,494	$1.82	2.34	$1,152
During the three months ended March 31, 2023, we recognized a net reduction of $12.5 million in share-based compensation expense, included in SG&A, as a result of 9.8 million stock options forfeited in connection with the termination of our former Chief Executive Officer. As of March 31, 2023, the unrecognized compensation cost related to stock options was $1.6 million which is expected to be recognized over a weighted-average period of 1.9 years.
Restricted Stock Units
During the three months ended March 31, 2023, we granted 2.3 million RSU awards at a weighted average grant date fair value per share of $0.40. During the three months ended March 31, 2023, we recognized a net reduction of $0.9 million in share-based compensation expense as a result of 0.7 million RSU awards forfeited in connection with the termination of certain employees.
Employee Stock Purchase Plan
Under the Heliogen, Inc. 2021 Employee Stock Purchase Plan (the “2021 ESPP”), eligible employees may elect to purchase the Company’s common stock at the end of each offering period, which will generally be six months, at a 15% discount to the market price of the Company’s common stock. As of March 31, 2023, no shares have been issued under the 2021 ESPP.

Note 12—Related Party Transactions
Idealab
Bill Gross, our former Chief Executive Officer, also serves as the chairman of the board of directors of Idealab, a California Corporation (“Idealab”). Idealab, a holder of more than 5% of Heliogen’s outstanding voting stock through its wholly-owned subsidiary, Idealab Holdings, LLC, is a party to a lease with the Company and provides various administrative services through service agreements and certain other operational support. All expenses or amounts paid to Idealab pursuant to these agreements are reported within SG&A expense on the consolidated statements of operations. The amounts charged to us or reimbursed by us under these agreements for the three months ended March 31, 2023 and 2022 were $0.1 million and $0.1 million, respectively.
In May 2021, Heliogen sub-leased a portion of its office space in Pasadena, California to Idealab. In March 2023, Heliogen entered into an amendment to the sub-lease with Idealab. The Company recognized rental revenue of $36 thousand and $39 thousand from Idealab within other income, net on our consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
NantG Power, LLC
On March 24, 2023, Heliogen entered into an agreement with NantG Power, LLC (“NantG”), an affiliated sister-company to Nant Capital LLC, a holder of more than 5% of Heliogen’s outstanding voting stock, to provide front-end concept design and R&D engineering services. The Company did not recognize any revenue from NantG during the three months ended March 31, 2023.

Note 13—Commitments and Contingencies
We are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims and other miscellaneous claims. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our consolidated financial statements as of and for the three months ended March 31, 2023.

Note 14—Subsequent Events
Stockholder Rights Plan
On April 16, 2023, our Board of Directors (the “Board”) declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of the Company’s common stock to the stockholders of record as of the close of business on April 28, 2023, and adopted a limited duration stockholder rights plan, effective immediately, as set forth in the Rights Agreement, dated as of April 16, 2023 (the “Rights Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. The Rights will expire on April 17, 2024 (“Final Expiration Date”) unless the rights are earlier redeemed or exchanged by the Company.
In general terms, the Rights Agreement works by imposing a significant penalty upon any person or group that acquires beneficial ownership of 12.5% (20% in the case of certain passive institutional investors) or more of the outstanding shares of Company’s common stock without the approval of our Board. The rights plan will reduce the likelihood that any entity, person or group gains control of Heliogen through open market accumulation without paying all stockholders an appropriate control premium or without providing our Board sufficient time to make informed judgments and take actions that are in the best interests of all stockholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion includes forward-looking statements that involve risks, uncertainties and assumptions, including those described in “Cautionary Note Regarding Forward-Looking Statements” included in the fore-part in this Quarterly Report on Form 10-Q (our “Quarterly Report”) and included in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Annual Report”), as filed with the Securities and Exchange Commission on March 29, 2023.
The MD&A should be read in conjunction with our consolidated financial statements and related notes included in Part I Item 1 in this Quarterly Report and our audited consolidated financial statements as of December 31, 2022, included in our Annual Report.
Overview
Heliogen, Inc. and its subsidiaries (collectively, “Heliogen,” the “Company,” “we,” “us,” or “our”) is a leader in next generation concentrated solar energy. We are developing a modular, AI-enabled, concentrated solar energy plant that will use an array of mirrors to reflect sunlight and capture, concentrate, store and convert it into cost-effective energy on demand. Our product offering will deliver industrial process steam around the clock using thermal energy storage based on proven technology. This steam can also be used to produce green hydrogen when coupled with a solid oxide electrolyzer. Our next generation system will have the ability to cost-effectively generate and store thermal energy at very high temperatures, which enables cost effective production of electricity and higher temperature industrial process heat. The inclusion of a thermal energy storage system distinguishes our solution from clean energy provided by typical photovoltaic and wind installations which do not produce thermal energy and are only able to produce energy intermittently unless battery storage is added. The system will be configurable for several applications, including carbon-free industrial-grade heat and steam (for use in industrial processes), clean power (electricity), and generation of green hydrogen, based on a customer’s needs.
Recent Developments
Stockholder Rights Plan. On April 13, 2023, we received an unsolicited, non-binding proposal from Continuum Renewables, Inc. (“CRI”) to acquire all of our outstanding capital stock for a purchase price of $0.40 per share of common stock in cash. CRI was co-founded by our former Chief Executive Officer, Bill Gross, who was terminated by us in February 2023. The non-binding proposal was subject to various contingencies, including CRI obtaining financing. In response to the proposal from CRI, our Board of Directors (the “Board”) adopted a limited duration stockholder rights plan. The rights plan is intended to enable all stockholders to realize the full value of their investment in us and afforded our Board adequate time to consider CRI’s non-binding proposal. The rights plan will reduce the likelihood that any entity, person or group gains control of Heliogen through open market accumulation without paying all stockholders an appropriate control premium or without providing our Board sufficient time to make informed judgments and take actions that are in the best interests of all stockholders. The rights plan does not prevent our Board from engaging with parties or accepting an acquisition proposal if our Board believes that it is in the best interests of Heliogen and all of its stockholders. On April 24, 2023, we announced that after careful consideration and consultation with legal and financial advisors, our Board determined that the non-binding proposal substantially undervalued our company and would result in an implied equity value for our common stockholders that is materially below our available liquidity. Accordingly, our Board determined that the proposal was not in the best interests of our stockholders and the proposal was rejected.

Results of Operations
Heliogen is undergoing a significant transition as it moves from design to testing and implementation of its innovative supercritical CO2 power generation system. We have secured a contract to engineer and construct a 5 MWe commercial-scale concentrated solar energy facility with Woodside Energy (USA) Inc. (“Woodside”) in Mojave, California with a total transaction price of $45.5 million and received an award from the U.S. Department of Energy (the “DOE”) of $39.0 million (the “DOE Award”) to support the project, of which $3.9 million will be paid directly by the DOE to another party providing services under the DOE Award at our direction. We remain in the early stages of commercializing our technology and investing in research and development (“R&D”) and infrastructure necessary to achieve these goals. As a result, we have historically incurred operating losses. However, we remain focused on achieving sufficient scale and efficiency improvements through technological progress and additional learning to ultimately achieve attractive levels of profitability.
How We Generate Revenue
We primarily generate revenue by contracting with owner-operators to build turnkey facilities that deploy Heliogen’s technology. Our revenue derived from customer contracts is recognized over time using the incurred costs method for our contracts with customers that include projects under development and engineering and design services. Additionally, we have government contracts which are accounted for as grant revenue and are recognized only when there is reasonable assurance that the entity will comply with any conditions attached to the grant and the grant funds will be received.
Cost of Conducting Our Business
Cost of revenue consists primarily of direct material, labor and subcontractor costs related to our revenue contracts. Additionally, we have indirect costs related to contract performance, such as indirect labor, supplies, tools and allocated depreciation.

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended
	March 31,
$ in thousands	2023	2022	$ Change	% Change
Revenue:
Services revenue	$866	$2,044	$(1,178)	(58)%
Grant revenue	1,071	1,495	(424)	(28)%
Total revenue	1,937	3,539	(1,602)
Cost of revenue:
Cost of services revenue (including depreciation)	941	2,592	(1,651)	(64)%
Cost of grant revenue	1,071	1,495	(424)	(28)%
Provision for contract losses	370	33,737	(33,367)	(99)%
Gross loss	(445)	(34,285)	33,840

Operating expenses:
Selling, general and administrative	4,165	20,062	(15,897)	(79)%
Research and development	5,260	9,375	(4,115)	(44)%
Impairment charges	1,008	—	1,008	n/m
Operating loss	(10,878)	(63,722)	52,844

Interest income, net	283	194	89	46%
Gain on warrant remeasurement	304	4,026	(3,722)	(92)%
Other expense, net	(253)	(76)	(177)	233%
Net loss before taxes	(10,544)	(59,578)	49,034
Benefit for income taxes	—	610	(610)	(100)%
Net loss	$(10,544)	$(58,968)	$48,424
________________
n/m — not meaningful.
Revenue and Gross Loss
During the three months ended March 31, 2023, we recognized total revenue of $1.9 million, a decrease of $1.6 million compared to total revenue of $3.5 million for the three months ended March 31, 2022. This was primarily driven by a decrease in services revenue of $1.2 million related to the commercial-scale demonstration agreement (“CSDA”) with Woodside and a decrease in grant revenue of $0.4 million related to reimbursable costs incurred under the DOE Award.
As of March 31, 2023, we had approximately $38.5 million of transaction prices allocated to remaining performance obligations from our customer contracts, we expect to recognize approximately 21% as revenue over the next 12 months and the remainder to be recognized thereafter through 2026.
During the three months ended March 31, 2023, we recognized a gross loss of $0.4 million, a change of $33.8 million compared to gross loss of $34.3 million for the three months ended March 31, 2022. This was primarily driven by the recognition of a contract loss provision during the three months ended March 31, 2022 of $33.7 million primarily related to the CSDA and a decrease of $0.5 million in share-based compensation expense attributable to employees working directly on the project.

Selling, General and Administrative
The following table summarizes selling, general and administrative (“SG&A”) expenses:

	Three Months Ended
	March 31,
$ in thousands	2023	2022	$ Change
Employee compensation, excluding share-based compensation	$5,858	$4,060	$1,798
Share-based compensation	(9,753)	10,875	(20,628)
Collaboration Warrants	495	—	495
Other selling, general and administrative	7,565	5,127	2,438
Total selling, general and administrative	$4,165	$20,062	$(15,897)
During the three months ended March 31, 2023, we recognized SG&A expense of $4.2 million, a decrease of $15.9 million compared to SG&A expense of $20.1 million for the three months ended March 31, 2022. The decrease was primarily driven by a reduction in our share-based compensation, which included a net reduction of $12.5 million during the three months ended March 31, 2023, as a result of stock options forfeited in connection with the termination of our former Chief Executive Officer and a net reduction of $0.9 million as a result of RSU awards forfeited in connection with the termination of certain employees. The remaining decrease in share-based compensation expense was a result of an expected reduction in expense over time due to graded vesting schedules. This was offset by an increase of $1.8 million in employee compensation primarily driven by our growth to support commercial operations, resulting in higher headcount. We also had increases in professional and consulting services to support our public company transition of $1.4 million and an expense of $0.5 million related to the amortization of vested Collaboration Warrants issued in March 2022.
Research and Development
The following table summarizes R&D expenses:

	Three Months Ended
	March 31,
$ in thousands	2023	2022	$ Change
Employee compensation, excluding share-based compensation	$3,787	$2,579	$1,208
Share-based compensation	474	1,544	(1,070)
Other research and development	999	5,252	(4,253)
Total research and development	$5,260	$9,375	$(4,115)
During the three months ended March 31, 2023, we recognized R&D expense of $5.3 million, a decrease of $4.1 million compared to R&D expense of $9.4 million for the three months ended March 31, 2022. This decrease was primarily driven by a reduction of $4.3 million in other R&D direct costs due to focusing our R&D efforts on select strategic priorities and a decrease of $1.1 million in our share-based compensation expense. This was offset by an increase of $1.2 million in employee compensation primarily driven by our growth in headcount.
Impairment Charges
During the three months ended March 31, 2023, we fully impaired goodwill, resulting in a $1.0 million impairment charge due to a sustained decrease in our market capitalization. We had no impairment charges for the three months ended March 31, 2022. Refer to Note 7—Goodwill and Intangible Assets for additional information.

Warrant Remeasurement
During the three months ended March 31, 2023, we recognized a gain of $0.3 million, a decrease of $3.7 million compared to a gain of $4.0 million for the three months ended March 31, 2022, related to the change in fair value of our outstanding Public and Private Warrants. The change in fair value of the Public and Private Warrants are highly correlated to changes in our stock price.
Other Income (Expense), Net
During the three months ended March 31, 2023, we recognized other expense of $0.3 million, a change of $0.2 million compared to other expense of $0.1 million for the three months ended March 31, 2022. This change is primarily attributable to a loss of $1.1 million related to the change in estimated fair value of the contingent consideration associated with the acquisition of HelioHeat GmbH based on the revised probability of payment. This was partially offset by an increase of $1.0 million in asset accretion related to our investments in available-for-sale securities.
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
Total liquidity, including cash and cash equivalents and available-for-sale investment are as follows:

$ in thousands	May 5, 2023	March 31, 2023
Cash and cash equivalents	$37,467	$39,215
Investments, available-for-sale	76,700	80,700
Total liquidity	$114,167	$119,915
We have evaluated whether there were conditions and events, considered in the aggregate, which raise substantial doubt as to our ability to continue as a going concern within one year after the original issuance date of our consolidated financial statements. During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company incurred net losses of $10.5 million and $142.0 million, respectively. We expect to continue to generate operating losses in the next few years.
Our liquidity as of May 5, 2023 was $114.2 million, compared to $119.9 million as of March 31, 2023. The decrease in our liquidity is due to funding our operations and continued work on our projects. We believe we have the ability to manage our operating costs and capital expenditures such that our existing cash, cash equivalents and investments will be sufficient to fund our operations and capital expenditures for the next twelve months following the filing of this Quarterly Report on Form 10-Q.
Our long-term liquidity will depend on our ability to (i) successfully complete current projects within budget, (ii) raise additional capital through the issuance of additional equity or debt securities, (iii) sign additional projects at a profit, (iv) obtain funding and receive payment for R&D projects under government subsidies, (v) implement project cost reductions to reduce the expected cash outflows and (vi) manage operating costs. There is no assurance that we will be successful in achieving all or any of these items. If we are unsuccessful in achieving all or any of these items, we may be forced to delay, reduce or eliminate some or all of our R&D programs, product expansion or commercialization efforts, any of which could adversely affect our business prospects, or we may be unable to continue operations.

Summary of Cash Flows
The following table provides a summary of our cash flows:

	Three Months Ended
	March 31,
$ in thousands	2023	2022
Net cash used in operating activities	$(24,132)	$(22,673)
Net cash provided by (used in) investing activities	17,253	(102,728)
Net cash provided by (used in) financing activities	248	(1,065)
Net Cash from Operating Activities. Net cash used in operating activities was $24.1 million for the three months ended March 31, 2023 compared to $22.7 million in cash used for the three months ended March 31, 2022. The $1.5 million increase in the cash used by operating activities was primarily driven by higher operating costs related to the growth of our operations and costs incurred related to our projects.
Net Cash from Investing Activities. Net cash provided by investing activities was $17.3 million for the three months ended March 31, 2023 compared to net cash used in investing activities of $102.7 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, we received net proceeds from the maturities of available-for-sale securities of $17.8 million. For the three months ended March 31, 2022, we invested the funds received in 2021 from the closing of the business combination with Athena Technology Acquisition Corp. (“Athena”) to purchase available-for-sale securities of $101.4 million.
Net Cash from Financing Activities. Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2023 compared to net cash used in financing activities of $1.1 million for the three months ended March 31, 2022. The change was driven by $1.3 million of other financing costs paid in the three months ended March 31, 2022 in connection with the Athena business combination.
Cash Requirements
Our material cash requirements from known contractual and other obligations consist of our long-term operating leases, which are primarily for real estate. Refer to Note 12—Leases to our consolidated financial statements in Part II, Item 8 of our Annual Report, for additional information regarding maturity analysis of our operating leases.
Critical Accounting Estimates
There have been no material changes to our discussion of critical accounting estimates from those set forth in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in our internal control over financial reporting described in our Annual Report, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting
The Company had a change in the executive team and on February 5, 2023, our Chief Accounting Officer was appointed to Interim Chief Financial Officer and an Interim Controller was appointed. Other than in connection with the change in the executive team and executing upon the implementation of the remediation measures described in our Annual Report and the associated changes to our internal control over financial reporting, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
Information relating to various commitments and contingencies is described in Note 13—Commitments and Contingencies to our consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report other than as set forth below.
We received an unsolicited, non-binding proposal to acquire all of the outstanding shares of our common stock. This action and future actions by stockholders could adversely affect our business and relationships with our customers, suppliers and employees and divert time from our management.
On April 13, 2023, we received an unsolicited, non-binding proposal from Continuum Renewables, Inc. (“CRI”) to acquire all of our outstanding capital stock for a purchase price of $0.40 per share of common stock in cash. CRI was co-founded by our former Chief Executive Officer, Bill Gross, who was terminated by us in February 2023. The non-binding proposal was subject to various contingencies, including CRI obtaining financing. On April 24, 2023, we announced that after careful consideration and consultation with legal and financial advisors, our Board determined that the offer significantly undervalued our company and would result in an implied equity value for our common stockholders that is materially below our available liquidity. Accordingly, our Board determined that the proposal was not in the best interests of our stockholders and the proposal was rejected.
Proposals can divert the attention of our Board and management from executing on our strategic plans, create uncertainty for our employees, and create additional risks and uncertainties with respect to our financial position and operations, which could impact our relationships with our suppliers, customers and employees. In addition, while we have rejected the unsolicited proposal if it is followed by a proxy contest or other shareholder actions, we would most likely be required to incur significant legal fees and proxy solicitation expenses and significant additional time and attention by management and our Board. This could interfere with our ability to execute our strategic plan, give rise to perceived uncertainties as to our future direction, result in the loss of potential business opportunities or make it more difficult to attract and retain qualified personnel, any of which could materially and adversely affect our business and operating results. Any perceived uncertainties as to our future direction also may adversely affect the market price and volatility of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Heliogen, Inc.	8-K	001-40209	3.1	January 6, 2022
3.2	Second Amended and Restated Bylaws of Heliogen, Inc.	10-Q	001-40209	3.2	November 8, 2022
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Heliogen, Inc.	8-K	001-40209	3.1	April 17, 2023
4.1	Rights Agreement, dated as of April 16, 2023, between Heliogen, Inc. and Continental Stock Transfer & Trust Company, as rights agent.	8-K	001-40209	4.1	April 17, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2023.

Heliogen, Inc.

By:	/s/ Christiana Obiaya
Christiana Obiaya
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kelly Rosser
Kelly Rosser
Interim Chief Financial Officer (Principal Financial and Accounting Officer)
.