Form 10-Q
period 2023-06-30
Heliogen, Inc.
filed 2023-08-09
CIK 1840292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 3, 2023, the registrant had 205,096,999 shares of common stock, par value $0.0001 per share outstanding.

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
•our ability to maintain our listing on the New York Stock Exchange (“NYSE”);
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

•expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended;
•our ability to find and retain critical employee talent and key personnel;
•our ability to successfully manage the transition process to a new executive team;
•the possibility that we may be adversely impacted by other economic, business, and/or competitive factors;
•future exchange and interest rates;
•the outcome of any known and unknown litigation and regulatory proceedings; and
•other risks and uncertainties, including those disclosed under “Item 1A. Risk Factors” contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 29, 2023, as supplemented by the risk factor previously disclosed in Part II, Item 1A. Risk Factors in our Quarterly Report for the period ended March 31, 2023, and the risk factors and other cautionary statements contained in other filings that have been made or will be made with the SEC by the Company.
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

Part I - Financial Information
Item 1. Financial Statements
Heliogen, Inc.
Consolidated Balance Sheets
($ in thousands, except share data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$43,498	$45,719
Short-term restricted cash	—	655
Investments	64,309	97,504
Receivables	5,820	9,195
Inventories	4,304	2,442
Prepaid and other current assets	4,518	3,306
Total current assets	122,449	158,821
Operating lease right-of-use assets	14,132	14,772
Property, plant and equipment, net	6,426	7,071
Goodwill and intangible assets, net	113	1,160
Long-term restricted cash	1,500	1,500
Collaboration Warrants, non-current	4,292	5,282
Other long-term assets	5,006	3,013
Total assets	$153,918	$191,619
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade payables	$845	$6,921
Contract liabilities	12,247	10,348
Contract loss provisions	27,500	28,418
Accrued expenses and other current liabilities	9,784	5,602
Total current liabilities	50,376	51,289
Operating lease liabilities, non-current	13,158	13,921
Warrant liabilities	391	642
Other long-term liabilities	1,673	443
Total liabilities	65,598	66,295
Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized and 204,585,176 shares issued and outstanding (excluding restricted shares of 40,893) as of June 30, 2023; 192,924,429 shares issued and outstanding (excluding restricted shares of 59,770) as of December 31, 2022	20	19
Additional paid-in capital	429,563	434,478
Accumulated other comprehensive loss	(456)	(593)
Accumulated deficit	(340,807)	(308,580)
Total shareholders’ equity	88,320	125,324
Total liabilities and shareholders’ equity	$153,918	$191,619
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Operations
($ in thousands, except per share and share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Services revenue	$912	$964	$1,778	$3,008
Grant revenue	482	1,428	1,553	2,923
Total revenue	1,394	2,392	3,331	5,931
Cost of revenue:
Cost of services revenue (including depreciation)	1,060	1,386	2,001	3,978
Cost of grant revenue	442	1,428	1,513	2,923
Provision for contract losses	20	—	390	33,737
Total cost of revenue	1,522	2,814	3,904	40,638
Gross loss	(128)	(422)	(573)	(34,707)

Operating expenses:
Selling, general and administrative	17,652	22,403	21,817	42,465
Research and development	4,946	5,905	10,206	15,280
Impairment charges	—	—	1,008	—
Total operating expenses	22,598	28,308	33,031	57,745
Operating loss	(22,726)	(28,730)	(33,604)	(92,452)

Interest income, net	270	213	553	407
Gain (loss) on warrant remeasurement	(52)	8,284	252	12,310
Other income (expense), net	827	(109)	574	(185)
Net loss before taxes	(21,681)	(20,342)	(32,225)	(79,920)
(Provision) benefit for income taxes	(2)	125	(2)	735
Net loss	$(21,683)	$(20,217)	$(32,227)	$(79,185)

Loss per share:
Loss per share – Basic and Diluted	$(0.11)	$(0.11)	$(0.16)	$(0.42)
Weighted average number of shares outstanding – Basic and Diluted	200,616,841	190,182,474	198,768,335	187,123,737
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Comprehensive Loss
($ in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(21,683)	$(20,217)	$(32,227)	$(79,185)
Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on available-for-sale securities	25	(127)	198	(506)
Cumulative translation adjustment	(24)	(323)	(61)	(324)
Total other comprehensive income (loss), net of taxes	1	(450)	137	(830)
Comprehensive loss	$(21,682)	$(20,667)	$(32,090)	$(80,015)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Shareholders’ Equity
($ in thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance as of March 31, 2023	195,732,947	$19	$425,590	$(457)	$(319,124)	$106,028
Net loss	—	—	—	—	(21,683)	(21,683)
Other comprehensive loss	—	—	—	1	—	1
Share-based compensation	—	—	2,816	—	—	2,816
Issuance of common stock under employee stock purchase plan	676,115	—	168	—	—	168
Vesting of restricted stock units	878,389	—	—	—	—	—
Exercise of stock options	7,297,725	1	926	—	—	927
Vesting of warrants issued in connection with customer agreements	—	—	63	—	—	63
Balance as of June 30, 2023	204,585,176	$20	$429,563	$(456)	$(340,807)	$88,320

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance as of March 31, 2022	186,121,281	$19	$403,216	$(384)	$(225,548)	$177,303
Net loss	—	—	—	—	(20,217)	(20,217)
Other comprehensive loss	—	—	—	(450)	—	(450)
Share-based compensation	—	—	11,524	—	—	11,524
Vesting of restricted stock units	248,076	—	—	—	—	—
Exercise of stock options	3,723,859	—	643	—	—	643
Exercise of warrants	10	—	—	—	—	—
Vesting of warrants issued in connection with vendor agreements	—	—	54	—	—	54
Vesting of warrants issued in connection with customer agreements	—	—	89	—	—	89
Balance as of June 30, 2022	190,093,226	$19	$415,526	$(834)	$(245,765)	$168,946
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Shareholders’ Equity (continued)
($ in thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2022	192,924,429	$19	$434,478	$(593)	$(308,580)	$125,324
Net loss	—	—	—	—	(32,227)	(32,227)
Other comprehensive income	—	—	—	137	—	137
Share-based compensation	—	—	(6,490)	—	—	(6,490)
Issuance of common stock under employee stock purchase plan	676,115	—	168			168
Vesting of restricted stock units	2,089,190	—	—	—	—	—
Exercise of stock options	8,895,442	1	1,161	—	—	1,162
Vesting of warrants issued in connection with vendor agreements	—	—	107	—	—	107
Vesting of warrants issued in connection with customer agreements	—	—	139	—	—	139
Balance as of June 30, 2023	204,585,176	$20	$429,563	$(456)	$(340,807)	$88,320

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2021	183,367,037	$18	$380,624	$(4)	$(166,580)	$214,058
Net loss	—	—	—	—	(79,185)	(79,185)
Other comprehensive loss	—	—	—	(830)	—	(830)
Share-based compensation	—	—	24,506	—	—	24,506
Vesting of restricted stock units	248,076	—	—	—	—	—
Exercise of stock options	6,478,103	1	914	—	—	915
Exercise of warrants	10	—	—	—	—	—
Vesting of warrants issued in connection with vendor agreements	—	—	54	—	—	54
Vesting of warrants issued in connection with customer agreements	—	—	9,428	—	—	9,428
Balance as of June 30, 2022	190,093,226	$19	$415,526	$(834)	$(245,765)	$168,946
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,227)	$(79,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,193	1,453
Impairment charges	1,008	—
Share-based compensation	(6,490)	24,506
Change in fair value of warrants	(252)	(12,310)
Change in fair value of contingent consideration	1,237	53
Deferred income taxes	1	(735)
Non-cash operating lease expense	828	814
Other non-cash operating activities	(1,233)	189
Changes in assets and liabilities:
Receivables	3,331	(1,806)
Inventories	(1,413)	—
Prepaid and other current assets	(1,213)	(3,761)
Trade payables and accrued liabilities	(2,718)	577
Contract liabilities	2,046	8,384
Provision for contract losses, net	(934)	30,577
Other non-current assets and liabilities	(1,521)	(116)
Net cash used in operating activities	(38,357)	(31,360)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(854)	(3,484)
Purchases of available-for-sale securities	(81,488)	(199,779)
Maturities of available-for-sale securities	116,500	40,800
Sales of available-for-sale securities	—	65,817
Net cash provided by (used in) investing activities	34,158	(96,646)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee stock purchase plan	168	—
Proceeds from exercise of stock options	1,155	887
Other financing costs	—	(1,274)
Net cash provided by (used in) financing activities	1,323	(387)
Decrease in cash, cash equivalents and restricted cash	(2,876)	(128,393)
Cash, cash equivalents and restricted cash at the beginning of the period	47,874	191,581
Cash, cash equivalents and restricted cash at the end of the period	$44,998	$63,188
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Cash Flows (continued)
($ in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$43,498	$60,731
Short-term restricted cash	—	957
Long-term restricted cash	1,500	1,500
Total cash, cash equivalents and restricted cash	$44,998	$63,188

Non-cash investing and financing activities:
Fair value of Project Warrants and Collaboration Warrants recognized in equity	$139	$9,428
Capital expenditures incurred but not yet paid	$1	$251
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
Certain immaterial prior period amounts have been reclassified to conform to current period presentation. Such changes did not have a material impact on our financial position or results of operations.
Liquidity
The Company has evaluated whether there were conditions and events, considered in the aggregate, which raise substantial doubt as to the Company’s ability to continue as a going concern within one year after the original issuance date of the unaudited consolidated financial statements. During the six months ended June 30, 2023 and the year ended December 31, 2022, the Company incurred net losses of $32.2 million and $142.0 million, respectively. The Company expects to continue to generate operating losses in the next few years.
As of June 30, 2023, the Company had liquidity of $107.8 million, consisting of $43.5 million of cash and cash equivalents and $64.3 million of investments, and no substantial debt. Management believes it has the ability to manage operating costs and capital expenditures such that its existing cash, cash equivalents and investments will be sufficient to fund its operations and capital expenditures for the next twelve months following the filing of this Quarterly Report on Form 10-Q.
The Company’s long-term liquidity will depend on its ability to (i) successfully complete current projects within budget, (ii) raise additional capital through the issuance of additional equity or debt securities, (iii) sign additional projects at a profit, (iv) obtain funding and receive payment for research and development (“R&D”) projects, (v) implement project cost reductions to reduce the expected cash outflows and (vi) manage operating costs. There is no assurance that the Company will be successful in achieving all or any of these items. If the Company is unsuccessful in achieving all or any of these items, the Company may be forced to delay, reduce or eliminate some or all of its R&D programs, product expansion or commercialization efforts, any of which could adversely affect its business prospects, or the Company may be unable to continue operations.

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

Note 2—Revenue
Disaggregated Revenue
The following table provides information about disaggregated revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands	2023	2022	2023	2022
Project revenue	$635	$892	$1,451	$2,883
Engineering services revenue	277	72	327	125
Total services revenue	912	964	1,778	3,008
Grant revenue	482	1,428	1,553	2,923
Total revenue	$1,394	$2,392	$3,331	$5,931
Services Revenue
Project revenue consists of amounts recognized under contracts with customers for the development, construction and delivery of commercial-scale concentrated solar energy facilities. The Company’s recognized project revenue is associated with a commercial-scale demonstration agreement (“CSDA”) executed with Woodside Energy (USA) Inc. (“Woodside”) in March 2022.
Engineering services revenue consists of amounts recognized under contracts with customers for the provision of engineering, R&D, or other similar services in our field of expertise. Engineering service contracts typically span several years and we recognize revenue over time as customers receive and consume the benefit of such services.
Revenue recognized during the three and six months ended June 30, 2023 and 2022 includes non-governmental customers in the United States (“U.S.”) and Europe.
Grant Revenue
The Company’s grant revenue is primarily related to the Company’s award from the U.S. Department of Energy (the “DOE Award”) related to costs incurred during such periods that are reimbursable under the DOE Award.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Provision for Contract Losses
During the three and six months ended June 30, 2023, we recognized a total provision for contract losses of $20 thousand and $0.4 million, respectively, associated with our operations in Germany. During the three and six months ended June 30, 2023, we amortized $0.9 million and $1.3 million, respectively, of the previously recognized contract loss provisions as a reduction to cost of services revenue incurred during the three and six months ended June 30, 2023 based on percentages of completion.
During the six months ended June 30, 2022, we recognized a total provision for contract losses of $33.7 million driven primarily by the CSDA, of which we amortized $3.2 million as a reduction to cost of sales incurred during 2022. No provision for contract losses was recognized during the three months ended June 30, 2022.
Performance Obligations
Revenue recognized under contracts with customers relates solely to the performance obligations satisfied during the six months ended June 30, 2023 with no revenue recognized from performance obligations satisfied in prior periods. As of June 30, 2023, we had approximately $37.0 million of transaction prices allocated to remaining performance obligations from our customer contracts, we expect to recognize approximately 43% as revenue over the next 12 months and the remainder to be recognized thereafter through 2026.
Receivables
Receivables consisted of the following:

$ in thousands	June 30, 2023	December 31, 2022
Trade receivables	$74	$1,119
Grant receivables:
Billed	1,421	—
Unbilled	1,615	5,610
Other grant receivables	1,619	1,578
Total grant receivables	4,655	7,188
Contract assets	733	560
Other receivables	358	328
Total receivables	$5,820	$9,195
Contract Assets and Liabilities
The following table outlines the activity related to contract assets, which is included in total receivables on our consolidated balance sheets:

$ in thousands
Balance as of December 31, 2022	$560
Additions to unbilled receivables	163
Foreign currency translation adjustments	10
Balance as of June 30, 2023	$733

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
The following table outlines the activity related to contract liabilities:

$ in thousands
Balance as of December 31, 2022	$10,348
Payments received in advance of performance	3,480
Revenue recognized	(1,451)
Recognition of consideration payable associated with Project Warrants	(139)
Other	9
Balance as of June 30, 2023	$12,247
During the three and six months ended June 30, 2023, we recognized revenue of $0.6 million and $1.5 million, respectively, that was included in contract liabilities as of December 31, 2022.
Customer Concentrations
For the three months ended June 30, 2023 and 2022, three and two customers, including governmental entities, respectively, each comprised greater than 10% of our total revenue and collectively represented 92% and 97%, respectively, of our total revenue. For the six months ended June 30, 2023 and 2022, two customers, including governmental entities, each comprised greater than 10% of our total revenue and collectively represented 89% and 98%, respectively, of our total revenue.
As of June 30, 2023 and December 31, 2022, two customers, including governmental entities, each comprised greater than 10% of our total receivables and represented 93% and 90%, respectively, of our total receivables.

Note 3—Warrants
Public Warrants and Private Warrants
The Company’s warrant liabilities as of June 30, 2023 include public warrants (the “Public Warrants”) and private placement warrants (the “Private Warrants,” and together with the Public Warrants, the “Public and Private Warrants”). The Public Warrants and Private Warrants permit warrant holders to purchase in the aggregate approximately 8.3 million shares and approximately 0.2 million shares, respectively, of the Company’s common stock at an exercise price of $11.50 per share. The Public and Private Warrants became exercisable on March 18, 2022 and expire on December 30, 2026, or earlier upon redemption or liquidation. The Public and Private Warrants are recorded as liabilities on the consolidated balance sheets and measured at fair value at each reporting date, with the change in fair value reported in gain (loss) on warrant remeasurement on the consolidated statements of operations.
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

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
During the three and six months ended June 30, 2023, approximately 0.1 million and 0.2 million, respectively, of Project Warrants vested with a value of $63 thousand and $0.1 million, respectively, which was recognized as additional paid-in capital. During the three and six months ended June 30, 2022, approximately 0.2 million of Project Warrants vested with a value of $89 thousand and $0.4 million, respectively, which was recognized as additional paid-in capital. From the issuance date of the Project Warrants on March 28, 2022 to June 30, 2023, a total of approximately 0.5 million of Project Warrants vested with a total value of $0.8 million, which was recognized as additional paid-in capital.
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
The Collaboration Warrants are recorded as equity on the consolidated balance sheets and the related expense is being recognized ratably as selling, general and administrative (“SG&A”) expense over the estimated service period. As of June 30, 2023, the Company has a prepaid expense of $6.3 million for the Collaboration Warrants, of which $2.0 million was classified as current and $4.3 million was classified as long-term. The Company recognized SG&A expense related to the vesting of the Collaboration Warrants of $0.5 million and $0.6 million during the three months ended June 30, 2023 and 2022, respectively, and of $1.0 million and $0.6 million during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the remaining estimated period is approximately 3.2 years.
Vendor Warrants
On April 19, 2022, the Company issued warrants to purchase approximately 0.1 million shares of the Company’s common stock, at an exercise price of $0.01 per share (“Vendor Warrants”), to a vendor as compensation for services to be performed by the vendor. The Vendor Warrants vest in twelve equal monthly installments. The Vendor Warrants are recorded as equity on the consolidated balance sheets and had a fair value upon issuance of $0.3 million, to be recognized ratably over one year as SG&A expense. During the six months ended June 30, 2023 and 2022, the Company recognized $0.1 million and $0.1 million, respectively, of share-based compensation expense, included in SG&A, related to the portion of the Vendor Warrants that vested during the period. As of April 2023, the Vendor Warrants are fully vested.

Note 4—Investments
The following table summarizes our investments:

	June 30, 2023			December 31, 2022
$ in thousands	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Corporate bonds	$—	$—	$—	$3,997	$(22)	$3,975
Commercial paper	9,809	(5)	9,804	10,837	(3)	10,834
U.S. treasury bills	54,611	(106)	54,505	82,979	(284)	82,695
Total investments	$64,420	$(111)	$64,309	$97,813	$(309)	$97,504

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
As of June 30, 2023 and December 31, 2022, all of our investments are classified as available-for-sale, have original maturities of one year or less and are disclosed as investments on our consolidated balance sheets.
The cost of securities sold is based on the specific-identification method. During the six months ended June 30, 2023, there were no sales of investments. During the six months ended June 30, 2022, we realized losses of $0.2 million on the sale of investments, included in other income, net on our consolidated statements of operations related to $65.8 million in proceeds from the sale of investments.
There were no credit losses recognized during the three and six months ended June 30, 2023 and 2022 and no allowance for credit losses as of June 30, 2023 and December 31, 2022.

Note 5—Fair Value of Financial Instruments
The Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following table by fair value measurement level:

$ in thousands	Level	June 30, 2023	December 31, 2022
Assets:
Investments	1	$64,309	$97,504
Liabilities:
Public Warrants (1)	1	$380	$625
Private Warrants (1)	2	11	17
Contingent consideration (2)	3	1,590	353
________________
(1)Included in warrant liabilities on the consolidated balance sheets.
(2)Included in other long-term liabilities on the consolidated balance sheets.
Private Warrants. The fair value of the Private Warrants approximates the fair value of the Public Warrants due to the existence of similar redemption provisions. As a result, the Company has determined that the fair value of the Private Warrants at a specific date would be similar to that of the Public Warrants, and thus their fair value is determined by using the closing price of the Public Warrants, which was $0.05 as of June 30, 2023.
Contingent Consideration. The contingent consideration was measured at fair value using a probability-weighted cash-flow method. The key inputs used in the valuation for the contingent consideration as of June 30, 2023 included the timing and probability of payment.
The following table summarizes the activities of our Level 3 fair value measurement:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands	2023	2022	2023	2022
Beginning balance	$1,478	$2,023	$353	$2,009
Change in fair value (1)	112	39	1,237	53
Ending balance	$1,590	$2,062	$1,590	$2,062
________________
(1)The changes in the fair value of the contingent consideration are reported in other income (expense), net on our consolidated statements of operations.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Note 6—Inventories

$ in thousands	June 30, 2023	December 31, 2022
Raw materials	$2,928	$2,442
Finished goods	974	—
Work in process	402	—
Total inventories	$4,304	$2,442

Note 7—Property, Plant & Equipment
Major classes of property, plant and equipment, consisted of the following:

$ in thousands	Estimated Useful Lives in Years	June 30, 2023	December 31, 2022
Leasehold improvements	5 — 7	$2,944	$2,931
Computer equipment	2 — 3	2,151	2,124
Machinery, vehicles and other equipment	5 — 10	3,909	3,528
Furniture and fixtures	2 — 5	652	646
Construction in progress		495	419
Total property, plant and equipment		10,151	9,648
Accumulated depreciation		(3,725)	(2,577)
Total property, plant and equipment, net		$6,426	$7,071
Depreciation expense for property, plant and equipment was $0.6 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $1.2 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively, and is recorded in SG&A expense with a portion allocated to cost of services revenue.

Note 8—Goodwill and Intangible Assets
Goodwill
The Company had goodwill related to the acquisition of HelioHeat GmbH, a private limited liability company in Germany engaged in the development, planning and construction of renewable energy systems and components, including a novel solar receiver.
During the first quarter of 2023, the Company performed a goodwill impairment assessment driven by the sustained decline in the Company’s market capitalization below the Company’s carrying value. Management concluded that it is more likely than not that the fair value of our reporting unit was less than its carrying amount as of March 31, 2023. As a result, the Company fully impaired goodwill and recognized a $1.0 million charge during the three months ended March 31, 2023. The Company had no impairments of goodwill recognized during the six months ended June 30, 2022.
The changes in the carrying amount of goodwill are as follows:

$ in thousands
Balance as of December 31, 2022	$1,004
Currency translation adjustments	4
Impairment	(1,008)
Balance as of June 30, 2023	$—

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Intangible Assets
Intangible assets consisted of the following:

		June 30, 2023			December 31, 2022
$ in thousands	Useful Life in Years	Gross Carrying Amounts	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amounts	Accumulated Amortization and Impairment	Intangible Assets, Net
Acquired developed technology rights (1)	5	$—	$—	$—	$3,799	$(3,799)	$—
Software licenses	3	259	(146)	113	259	(103)	156
Total		$259	$(146)	$113	$4,058	$(3,902)	$156
________________
(1)Gross carrying amount for December 31, 2022 reflects currency translation adjustments of $0.4 million.
Amortization expense related to intangible assets was $43 thousand and $0.4 million for the six months ended June 30, 2023 and 2022, respectively.

Note 9—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

$ in thousands	June 30, 2023	December 31, 2022
Payroll and other employee benefits	$1,813	$811
Professional fees	2,461	729
Research, development and project costs	2,389	1,313
Inventory in-transit	449	654
Operating lease liabilities, current portion	1,717	1,570
Other accrued expenses	955	525
Total accrued expenses and other current liabilities	$9,784	$5,602

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Note 10—Equity
Stockholders Rights Plan
On April 16, 2023, the Company’s Board of Directors (the “Board”) declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of the Company’s common stock to the stockholders of record as of the close of business on April 28, 2023, and adopted a limited duration stockholder rights plan, effective immediately, as set forth in the Rights Agreement, dated as of April 16, 2023 (the “Rights Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. The Rights will be exercisable only if a person or group (an “acquiring person”) acquires or launches a tender or exchange offer to acquire beneficial ownership (which includes certain synthetic equity interests) of 12.5% or more of the Company’s outstanding common stock (20% for certain passive institutional investors as described in the Rights Agreement). Once the Rights become exercisable, each Right will entitle its holder (other than the acquiring person, whose rights will become void) to purchase for $3.50, subject to adjustment, additional shares of our common stock having a market value of twice such exercise price. In addition, the Rights Agreement has customary flip-over and exchange features. The Rights will expire on April 17, 2024 unless the rights are earlier redeemed or exchanged by the Company. The Rights Agreement will reduce the likelihood that any entity, person or group gains control of Heliogen through open market accumulation without paying all stockholders an appropriate control premium or without providing our Board sufficient time to make informed judgments and take actions that are in the best interests of all stockholders.

Note 11—Loss per Share
Basic and diluted losses per share (“EPS”) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands, except share and per share data	2023	2022	2023	2022
Numerator:
Net loss	$(21,683)	$(20,217)	$(32,227)	$(79,185)
Denominator:
Weighted-average common shares outstanding	198,283,663	188,351,584	196,476,901	186,162,907
Weighted-average impact of warrants (1)	2,333,178	1,830,890	2,291,434	960,830
Denominator for basic EPS – weighted-average shares	200,616,841	190,182,474	198,768,335	187,123,737
Effect of dilutive securities	—	—	—	—
Denominator for diluted EPS – weighted-average shares	200,616,841	190,182,474	198,768,335	187,123,737

EPS – Basic and Diluted	$(0.11)	$(0.11)	$(0.16)	$(0.42)
________________
(1)Warrants that have a $0.01 exercise price are assumed to be exercised when vested because common shares issued for little consideration upon exercise are included in outstanding shares for the purposes of computing basic and diluted EPS.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
The following securities were excluded from the calculation of losses per share as their impact would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock options	11,627,108	33,796,188	11,627,108	33,796,188
Shares issuable under the employee stock purchase plan	706,193	—	706,193	—
Unvested restricted stock units	16,048,086	6,082,050	16,048,086	6,082,050
Restricted shares issued upon the early exercise of unvested stock options	40,893	217,060	40,893	217,060
Unvested warrants	2,205,981	2,594,902	2,205,981	2,594,902
Vested warrants	8,566,656	8,566,656	8,566,656	8,566,656

Note 12—Share-based Compensation
The Heliogen, Inc. 2021 Equity Incentive Plan aims to incentivize employees, directors and consultants who render services to the Company through the granting of stock awards, including stock options, stock appreciation right awards, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards, and other stock-based awards.
The following table summarizes our share-based compensation expense by the affected line on our consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands	2023	2022	2023	2022
Cost of services revenue	$165	$428	$245	$991
Selling, general and administrative	2,210	10,314	(7,543)	21,189
Research and development	441	836	915	2,380
Total share-based compensation expense	$2,816	$11,578	$(6,383)	$24,560
The following table summarizes our share-based compensation expense by grant type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands	2023	2022	2023	2022
Stock options	$200	$5,416	$(12,055)	$11,976
Restricted stock units	2,515	6,108	5,374	12,530
Employee stock purchase plan	101	—	191	—
Vendor Warrants	—	54	107	54
Total share-based compensation expense	$2,816	$11,578	$(6,383)	$24,560

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Stock Options
The following table summarizes the Company’s stock option activity:

$ in thousands, except share and per share data	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Outstanding balance as of December 31, 2022	31,203,045	$3.10	7.62	$10,725
Exercised	(8,876,564)	0.13
Forfeited	(10,578,223)	6.36
Expired	(121,150)	1.69
Outstanding balance as of June 30, 2023	11,627,108	$2.41	5.29	$511
Exercisable as of June 30, 2023	8,218,162	$3.23	4.31	$372
During the six months ended June 30, 2023, we recognized a net reduction of $12.5 million in share-based compensation expense, included in SG&A, as a result of 9.8 million stock options forfeited in connection with the termination of our former Chief Executive Officer in the first quarter of 2023. As of June 30, 2023, the unrecognized compensation cost related to stock options was $1.3 million which is expected to be recognized over a weighted-average period of 1.7 years.
Restricted Stock Units
The following table summarizes the Company’s RSU award activity:

	Number of Shares	Weighted Average Grant Date Fair Value ($)
Unvested as of December 31, 2022	11,451,776	$4.37
Granted	8,630,896	0.29
Vested	(2,089,190)	4.83
Forfeited	(1,945,396)	3.09
Unvested as of June 30, 2023	16,048,086	$2.23
During the six months ended June 30, 2023, we recognized a net reduction of $0.9 million in share-based compensation expense as a result of 0.7 million RSU awards forfeited in connection with the termination of certain employees in the first quarter of 2023. As of June 30, 2023, the unrecognized compensation cost related to unvested RSU awards was $21.9 million which is expected to be recognized over a weighted-average period of 2.9 years.
Employee Stock Purchase Plan
Under the Heliogen, Inc. 2021 Employee Stock Purchase Plan (the “2021 ESPP”), eligible employees may elect to purchase the Company’s common stock at the end of each offering period, which will generally be six months, at a 15% discount to the market price of the Company’s common stock. As of June 30, 2023, 0.7 million shares have been issued under the 2021 ESPP.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Note 13—Income Taxes
We calculate our quarterly tax provision pursuant to the guidelines in Accounting Standards Codification (“ASC”) 740, Income Taxes. ASC 740 requires companies to estimate the annual effective tax rate for current year ordinary income. In calculating the effective tax rate, permanent differences between financial reporting and taxable income are factored into the calculation, and temporary differences are not. The estimated annual effective tax rate represents the Company’s estimate of the tax provision in relation to the best estimate of pre-tax ordinary income or loss. The estimated annual effective tax rate is then applied to year-to-date ordinary income or loss to calculate the year-to-date interim tax provision. The relationship between our income tax provision or benefit and our pre-tax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pre-tax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates and changes in valuation allowances. The income tax provision was $2 thousand for the three and six months ended June 30, 2023, respectively. The income tax benefit of $0.1 million and $0.7 million for the three and six months ended June 30, 2022, respectively, is primarily attributable to our operations in Germany. Any income tax benefit associated with the pre-tax loss for the three and six months ended June 30, 2023 and 2022, resulting primarily from the U.S. jurisdiction, is offset by a full valuation allowance.
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances, future tax projections and availability of taxable income in the carryback period, we recorded a full valuation allowance against the federal and state deferred tax assets for the six months ended June 30, 2023 and the year ended December 31, 2022.
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

Note 14—Related Party Transactions
Idealab
Bill Gross, our former Chief Executive Officer, also serves as the chairman of the board of directors of Idealab, a California Corporation (“Idealab”). Idealab, a holder of more than 5% of Heliogen’s outstanding voting stock through its wholly-owned subsidiary, Idealab Holdings, LLC, is a party to a lease with the Company and provides various administrative services through service agreements and certain other operational support. All expenses or amounts paid to Idealab pursuant to these agreements are reported within SG&A expense on the consolidated statements of operations. The amounts charged to us or reimbursed by us under these agreements was $0.1 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
In May 2021, Heliogen sub-leased a portion of its office space in Pasadena, California to Idealab. In March 2023, Heliogen entered into an amendment to the sub-lease with Idealab. The Company recognized rental revenue of $33 thousand and $8 thousand for the three months ended June 30, 2023 and 2022, respectively, and $69 thousand and $47 thousand for the six months ended June 30, 2023 and 2022, respectively, from Idealab within other income, net on our consolidated statements of operations.
NantG Power, LLC
On March 24, 2023, Heliogen entered into an agreement with NantG Power, LLC (“NantG”), an affiliated sister-company to Nant Capital LLC, a holder of more than 5% of Heliogen’s outstanding voting stock, to provide front-end concept design and R&D engineering services. The Company is in the process of defining the scope of work and did not recognize any revenue from NantG during the three and six months ended June 30, 2023.

Note 15—Commitments and Contingencies
We are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims and other miscellaneous claims. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our consolidated financial statements as of and for the three and six months ended June 30, 2023.

Note 16—Subsequent Events
Reverse Stock Split
At the annual meeting of the Company’s stockholders held on August 3, 2023, the Company’s stockholders approved a proposal to amend the Company’s certificate of incorporation to effect a reverse stock split of the Company’s common stock, par value $0.0001 per share, at a ratio in the range of 1-for-10 to 1-for-40, to be determined at the discretion of the Company’s Board. As of the date of filing, the Board has not yet approved the final ratio of the reverse stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion includes forward-looking statements that involve risks, uncertainties and assumptions, including those described in “Cautionary Note Regarding Forward-Looking Statements” included in the fore-part in this Quarterly Report on Form 10-Q (our “Quarterly Report”) and included in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Annual Report”), as filed with the Securities and Exchange Commission on March 29, 2023, as supplemented by the risk factor previously disclosed in Part II, Item 1A. Risk Factors in our Quarterly Report for the period ended March 31, 2023.
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
Recent Developments
Lancaster Offtake Agreement. In June 2023, we executed a definitive contract with The City of Lancaster, California to produce green hydrogen at our Proxima project to be purchased by Lancaster for the city’s growing green hydrogen fuel needs.
Results of Operations
Heliogen is undergoing a significant transition as it moves from design to testing and implementation of its innovative supercritical CO2 power generation system. In March 2022, we secured a contract to engineer and construct a 5 MWe commercial-scale concentrated solar energy facility with Woodside Energy (USA) Inc. (“Woodside”) in Mojave, California with a total transaction price of $45.5 million and received an award from the U.S. Department of Energy (the “DOE”) of $39.0 million (the “DOE Award”) to support the project, of which $3.9 million will be paid directly by the DOE to another party providing services under the DOE Award at our direction. We remain in the early stages of commercializing our technology and investing in research and development (“R&D”) and infrastructure necessary to achieve these goals. As a result, we have historically incurred operating losses. However, we remain focused on achieving sufficient scale and efficiency improvements through technological progress and additional learning to ultimately achieve attractive levels of profitability.

How We Generate Revenue
We primarily generate revenue by contracting with owner-operators to build turnkey facilities that deploy Heliogen’s technology. Our services revenue derived from customer contracts is primarily recognized over time using the incurred costs method for our contracts with customers that include projects under development and engineering and design services. Engineering service contracts typically span several years and we recognize revenue over time as customers receive and consume the benefit of such services. Additionally, we have government contracts which are accounted for as grant revenue and are recognized only when there is reasonable assurance that the entity will comply with any conditions attached to the grant and the grant funds will be received.
Cost of Conducting Our Business
Cost of revenue consists primarily of direct material, labor and subcontractor costs related to our revenue contracts. Additionally, we have indirect costs related to contract performance, such as indirect labor, supplies, tools and allocated depreciation.
Comparison of the Three Months Ended June 30, 2023 and 2022

	Three Months Ended
	June 30,
$ in thousands	2023	2022	$ Change	% Change
Revenue:
Services revenue	$912	$964	$(52)	(5)%
Grant revenue	482	1,428	(946)	(66)%
Total revenue	1,394	2,392	(998)
Cost of revenue:
Cost of services revenue (including depreciation)	1,060	1,386	(326)	(24)%
Cost of grant revenue	442	1,428	(986)	(69)%
Provision for contract losses	20	—	20	n/m
Gross loss	(128)	(422)	294

Operating expenses:
Selling, general and administrative	17,652	22,403	(4,751)	(21)%
Research and development	4,946	5,905	(959)	(16)%
Operating loss	(22,726)	(28,730)	6,004

Interest income, net	270	213	57	27%
Gain (loss) on warrant remeasurement	(52)	8,284	(8,336)	(101)%
Other income (expense), net	827	(109)	936	(859)%
Net loss before taxes	(21,681)	(20,342)	(1,339)
(Provision) benefit for income taxes	(2)	125	(127)	(102)%
Net loss	$(21,683)	$(20,217)	$(1,466)
________________
n/m — not meaningful.

Revenue and Gross Loss
During the three months ended June 30, 2023, we recognized total revenue of $1.4 million, a decrease of $1.0 million compared to total revenue of $2.4 million for the three months ended June 30, 2022. The decrease was driven by a reduction in costs incurred related to the project to develop a commercial-scale facility for the three months ended June 30, 2023 compared to the same period in 2022, primarily as a result of long-lead items that were paid during the early phase of the project in 2022. We anticipate less costs to be incurred in the current phase of the project until we finalize our front-end engineering design. As a result, we recognized a decrease in services revenue of $0.1 million related to the commercial-scale demonstration agreement (“CSDA”) with Woodside and a decrease in grant revenue of $0.9 million related to the reimbursable costs incurred under the DOE Award for the three months ended June 30, 2023 compared to the same period in 2022.
During the three months ended June 30, 2023, we recognized a gross loss of $0.1 million, a change of $0.3 million compared to gross loss of $0.4 million for the three months ended June 30, 2022. The change was primarily driven by a decrease of $0.3 million in share-based compensation expense attributable to employees working directly on the CSDA project.
Selling, General and Administrative
The following table summarizes selling, general and administrative (“SG&A”) expenses:

	Three Months Ended
	June 30,
$ in thousands	2023	2022	$ Change
Employee compensation, excluding share-based compensation	$5,983	$4,982	$1,001
Share-based compensation	2,210	10,314	(8,104)
Collaboration Warrants	495	647	(152)
Other selling, general and administrative	8,964	6,460	2,504
Total selling, general and administrative	$17,652	$22,403	$(4,751)
During the three months ended June 30, 2023, we recognized SG&A expense of $17.7 million, a decrease of $4.8 million compared to SG&A expense of $22.4 million for the three months ended June 30, 2022. The decrease was primarily driven by a reduction in share-based compensation as a result of no longer recognizing expense due to forfeitures from prior periods and graded vesting schedules for awards issued prior to our business combination with Athena Technology Acquisition Corp. (“Athena”). The decrease was partially offset by an increase of $1.0 million in employee compensation primarily driven by headcount growth to support our commercial operations and increases in professional and consulting services of $1.6 million.
Research and Development
The following table summarizes R&D expenses:

	Three Months Ended
	June 30,
$ in thousands	2023	2022	$ Change
Employee compensation, excluding share-based compensation	$2,985	$1,200	$1,785
Share-based compensation	441	836	(395)
Other research and development	1,520	3,869	(2,349)
Total research and development	$4,946	$5,905	$(959)
During the three months ended June 30, 2023, we recognized R&D expense of $4.9 million, a decrease of $1.0 million compared to R&D expense of $5.9 million for the three months ended June 30, 2022. The decrease was primarily driven by a reduction of $2.3 million in other R&D direct costs due to focusing our R&D efforts on select strategic priorities and a decrease of $0.4 million in share-based compensation expense. This was offset by an increase of $1.8 million in employee compensation primarily driven by headcount growth.

Warrant Remeasurement
During the three months ended June 30, 2023, we recognized a loss of $0.1 million, a change of $8.3 million compared to a gain of $8.3 million for the three months ended June 30, 2022, related to the change in fair value of our outstanding Public and Private Warrants. The change in fair value of the Public and Private Warrants are highly correlated to changes in our stock price.
Other Income (Expense), Net
During the three months ended June 30, 2023, we recognized other income of $0.8 million, a change of $0.9 million compared to other expense of $0.1 million for the three months ended June 30, 2022. The change is primarily attributable to a gain of $0.8 million in asset accretion given the rising interest rate environment for our investments in available-for-sale securities.
Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended
	June 30,
$ in thousands	2023	2022	$ Change	% Change
Revenue:
Services revenue	$1,778	$3,008	$(1,230)	(41)%
Grant revenue	1,553	2,923	(1,370)	(47)%
Total revenue	3,331	5,931	(2,600)
Cost of revenue:
Cost of services revenue (including depreciation)	2,001	3,978	(1,977)	(50)%
Cost of grant revenue	1,513	2,923	(1,410)	(48)%
Provision for contract losses	390	33,737	(33,347)	(99)%
Gross loss	(573)	(34,707)	34,134

Operating expenses:
Selling, general and administrative	21,817	42,465	(20,648)	(49)%
Research and development	10,206	15,280	(5,074)	(33)%
Impairment charges	1,008	—	1,008	n/m
Operating loss	(33,604)	(92,452)	58,848

Interest income, net	553	407	146	36%
Gain (loss) on warrant remeasurement	252	12,310	(12,058)	(98)%
Other income (expense), net	574	(185)	759	(410)%
Net loss before taxes	(32,225)	(79,920)	47,695
(Provision) benefit for income taxes	(2)	735	(737)	(100)%
Net loss	$(32,227)	$(79,185)	$46,958
________________
n/m — not meaningful.

Revenue and Gross Loss
During the six months ended June 30, 2023, we recognized total revenue of $3.3 million, a decrease of $2.6 million compared to total revenue of $5.9 million for the six months ended June 30, 2022. The decrease was driven by a reduction in costs incurred related to the project to develop a commercial-scale facility for the six months ended June 30, 2023 compared to the same period in 2022, primarily as a result of long-lead items that were paid during the early phase of the project in 2022. We anticipate less costs to be incurred in the current phase of the project until we finalize our front-end engineering design. As a result, we recognized a decrease in services revenue of $1.2 million related to the CSDA with Woodside and a decrease in grant revenue of $1.4 million related to the reimbursable costs incurred under the DOE Award for the six months ended June 30, 2023 compared to the same period in 2022.
During the six months ended June 30, 2023, we recognized a gross loss of $0.6 million, a change of $34.1 million compared to gross loss of $34.7 million for the six months ended June 30, 2022. The change was primarily driven by the recognition of a contract loss provision during the six months ended June 30, 2022 of $33.7 million primarily related to the CSDA and a decrease of $0.7 million in share-based compensation expense attributable to employees working directly on the project.
Selling, General and Administrative
The following table summarizes SG&A expenses:

	Six Months Ended
	June 30,
$ in thousands	2023	2022	$ Change
Employee compensation, excluding share-based compensation	$11,841	$9,042	$2,799
Share-based compensation	(7,543)	21,189	(28,732)
Collaboration Warrants	990	647	343
Other selling, general and administrative	16,529	11,587	4,942
Total selling, general and administrative	$21,817	$42,465	$(20,648)
During the six months ended June 30, 2023, we recognized SG&A expense of $21.8 million, a decrease of $20.6 million compared to SG&A expense of $42.5 million for the six months ended June 30, 2022. The decrease was primarily driven by a reduction in share-based compensation, which included a net reduction of $12.5 million during the six months ended June 30, 2023, as a result of stock options forfeited in connection with the termination of our former Chief Executive Officer and a net reduction of $0.9 million as a result of RSU awards forfeited in connection with the termination of certain employees in the first quarter of 2023. The remaining decrease in share-based compensation expense was a result of an expected reduction in expense over time due to graded vesting schedules for awards issued prior to our business combination with Athena and the impact of forfeitures. The decrease was partially offset by an increase of $2.8 million in employee compensation primarily driven by headcount growth to support our commercial operations and increases in professional and consulting services of $3.0 million.
Research and Development
The following table summarizes R&D expenses:

	Six Months Ended
	June 30,
$ in thousands	2023	2022	$ Change
Employee compensation, excluding share-based compensation	$6,772	$3,779	$2,993
Share-based compensation	915	2,380	(1,465)
Other research and development	2,519	9,121	(6,602)
Total research and development	$10,206	$15,280	$(5,074)

During the six months ended June 30, 2023, we recognized R&D expense of $10.2 million, a decrease of $5.1 million compared to R&D expense of $15.3 million for the six months ended June 30, 2022. The decrease was driven by a reduction of $6.6 million in other R&D direct costs due to focusing our R&D efforts on select strategic priorities, a decrease of $1.5 million in share-based compensation expense and was offset by an increase of $3.0 million in employee compensation primarily driven by headcount growth.
Impairment Charges
During the first quarter of 2023, we fully impaired goodwill, resulting in a $1.0 million impairment charge due to a sustained decrease in our market capitalization. We had no impairment charges for the six months ended June 30, 2022. Refer to Note 8—Goodwill and Intangible Assets for additional information.
Warrant Remeasurement
During the six months ended June 30, 2023, we recognized a gain of $0.3 million, a decrease of $12.1 million compared to a gain of $12.3 million for the six months ended June 30, 2022, related to the change in fair value of our outstanding Public and Private Warrants. The change in fair value of the Public and Private Warrants are highly correlated to changes in our stock price.
Other Income (Expense), Net
During the six months ended June 30, 2023, we recognized other income of $0.6 million, a change of $0.8 million compared to other expense of $0.2 million for the six months ended June 30, 2022. The change is primarily attributable to a gain of $1.7 million in asset accretion given the rising interest rate environment for our investments in available-for-sale securities, partially offset by a loss of $1.2 million related to the change in estimated fair value of the contingent consideration associated with the acquisition of HelioHeat GmbH based on the revised probability of payment.
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
Total liquidity, including cash and cash equivalents and available-for-sale investments are as follows:

$ in thousands	August 3, 2023	June 30, 2023
Cash and cash equivalents	$46,940	$43,498
Investments	53,077	64,309
Total liquidity	$100,017	$107,807
We have evaluated whether there were conditions and events, considered in the aggregate, which raise substantial doubt as to our ability to continue as a going concern within one year after the original issuance date of our unaudited consolidated financial statements. During the six months ended June 30, 2023 and the year ended December 31, 2022, the Company incurred net losses of $32.2 million and $142.0 million, respectively. We expect to continue to generate operating losses in the next few years.
Our liquidity as of August 3, 2023 was $100.0 million, compared to $107.8 million as of June 30, 2023. The decrease in our liquidity is due to funding our operations and continued work on our projects. We believe we have the ability to manage our operating costs and capital expenditures such that our existing cash, cash equivalents and investments will be sufficient to fund our operations and capital expenditures for the next twelve months following the filing of this Quarterly Report.

Our long-term liquidity will depend on our ability to (i) successfully complete current projects within budget, (ii) raise additional capital through the issuance of additional equity or debt securities, (iii) sign additional projects at a profit, (iv) obtain funding and receive payment for R&D projects, (v) implement project cost reductions to reduce the expected cash outflows and (vi) manage operating costs. There is no assurance that we will be successful in achieving all or any of these items. If we are unsuccessful in achieving all or any of these items, we may be forced to delay, reduce or eliminate some or all of our R&D programs, product expansion or commercialization efforts, any of which could adversely affect our business prospects, or we may be unable to continue operations.
Summary of Cash Flows
The following table provides a summary of our cash flows:

	Six Months Ended
	June 30,
$ in thousands	2023	2022
Net cash used in operating activities	$(38,357)	$(31,360)
Net cash provided by (used in) investing activities	34,158	(96,646)
Net cash provided by (used in) financing activities	1,323	(387)
Net Cash from Operating Activities. Net cash used in operating activities was $38.4 million for the six months ended June 30, 2023 compared to net cash used in operating activities of $31.4 million for the six months ended June 30, 2022. The $7.0 million increase in the net cash used in operating activities was primarily driven by higher operating costs related to the growth of our operations and costs incurred related to our projects.
Net Cash from Investing Activities. Net cash provided by investing activities was $34.2 million for the six months ended June 30, 2023 compared to net cash used in investing activities of $96.6 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, we received net proceeds from the maturities of available-for-sale securities of $35.0 million to fund our operations.
For the six months ended June 30, 2022, we had net cash invested in available-for-sale securities of $93.2 million as we invested the funds received in 2021 from the closing of the business combination with Athena and capital expenditures of $3.5 million in construction in progress to support the ramp-up of commercial operations, machinery, equipment and improvements for our new Long Beach manufacturing facility, and office and computer equipment to support our headcount growth.
Net Cash from Financing Activities. Net cash provided by financing activities was $1.3 million for the six months ended June 30, 2023 compared to net cash used in financing activities of $0.4 million for the six months ended June 30, 2022. The change was primarily driven by $1.3 million of other financing costs paid in the six months ended June 30, 2022 in connection with the business combination with Athena.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in our internal control over financial reporting described in our Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective.
Changes in Internal Control over Financial Reporting
The Company had a change in the executive team and on February 5, 2023, our Chief Accounting Officer was appointed to Interim Chief Financial Officer and an Interim Controller was appointed. In June and July 2023, the Company hired a Controller and a Chief Financial Officer, respectively. The previous Interim Chief Financial Officer continues to serve as our Chief Accounting Officer. Other than in connection with changes in personnel and executing upon the implementation of the remediation measures described in our Annual Report and the associated changes to our internal control over financial reporting, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
Information relating to various commitments and contingencies is described in Note 15—Commitments and Contingencies to our consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report, as supplemented by the risk factor previously disclosed in Part II, Item 1A. Risk Factors in our Quarterly Report for the period ended March 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Heliogen, Inc.	8-K	001-40209	3.1	January 6, 2022
3.2	Second Amended and Restated Bylaws of Heliogen, Inc.	10-Q	001-40209	3.2	November 8, 2022
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Heliogen, Inc.	8-K	001-40209	3.1	April 17, 2023
4.1	Rights Agreement, dated as of April 16, 2023, between Heliogen, Inc. and Continental Stock Transfer & Trust Company, as rights agent.	8-K	001-40209	4.1	April 17, 2023
10.1	Executive Employment Agreement, dated July 6, 2023, by and between Sagar Kurada and Heliogen, Inc.	8-K	001-40209	10.1	July 10, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2023.

Heliogen, Inc.

By:	/s/ Christiana Obiaya
Christiana Obiaya
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Sagar Kurada
Sagar Kurada
Chief Financial Officer (Principal Financial Officer)
.