Form 10-Q
period 2023-09-30
Heliogen, Inc.
filed 2023-11-14
CIK 1840292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number: 001-40209
Heliogen, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-4204953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
130 West Union Street, Pasadena, California	91103
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (626) 720-4530
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	HLGN	New York Stock Exchange*
Warrants, each 35 warrants exercisable for one share of common stock at an exercise price of $402.50 per share	HLGN.W	New York Stock Exchange*
Preferred Share Purchase Rights	N/A	New York Stock Exchange*
* The registrant’s common stock and warrants began trading exclusively on the over-the-counter market on November 8, 2023 under the symbols HLGN and HLGNW, respectively.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 9, 2023, the registrant had 5,908,645 shares of common stock, par value $0.0001 per share outstanding.

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
•the suspension of trading of our common stock, and the commencement of delisting proceedings, on the New York Stock Exchange (the “NYSE”) and the commencement of trading of our common stock in the over-the-counter (“OTC”) market;
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
•our ability to grow market share in our existing markets or any new markets we may enter;
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
•future exchange and interest rates;
•the outcome of any known and unknown litigation and regulatory proceedings; and
•other risks and uncertainties, including those disclosed under “Item 1A. Risk Factors” contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2023, as supplemented by the risk factors disclosed in Part II, Item 1A. Risk Factors in our Quarterly Report for the period ended March 31, 2023 and in this Quarterly Report, and the risk factors and other cautionary statements contained in other filings that have been made or will be made with the SEC by the Company.
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

Part I - Financial Information
Item 1. Financial Statements
Heliogen, Inc.
Consolidated Balance Sheets
($ in thousands, except share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$63,386	$45,719
Short-term restricted cash	500	655
Investments	28,236	97,504
Receivables, net	5,271	9,195
Inventories	4,983	2,442
Prepaid and other current assets	3,910	3,306
Total current assets	106,286	158,821
Operating lease right-of-use assets	13,698	14,772
Property, plant and equipment, net	6,263	7,071
Goodwill and intangible assets, net	92	1,160
Long-term restricted cash	1,000	1,500
Collaboration Warrants, non-current	3,796	5,282
Other long-term assets	4,764	3,013
Total assets	$135,899	$191,619
LIABILITIES AND SHAREHOLDERS’ EQUITY
Trade payables	$1,795	$6,921
Contract liabilities	13,170	10,348
Contract loss provisions	26,648	28,418
Accrued expenses and other current liabilities	9,440	5,602
Total current liabilities	51,053	51,289
Operating lease liabilities, non-current	12,718	13,921
Warrant liabilities	316	642
Other long-term liabilities	1,712	443
Total liabilities	65,799	66,295
Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized and 5,908,724 shares issued and outstanding as of September 30, 2023; 5,511,839 shares issued and outstanding (excluding restricted shares of 1,733) as of December 31, 2022 (1)	1	1
Additional paid-in capital (1)	429,984	434,496
Accumulated other comprehensive loss	(508)	(593)
Accumulated deficit	(359,377)	(308,580)
Total shareholders’ equity	70,100	125,324
Total liabilities and shareholders’ equity	$135,899	$191,619

(1)Periods presented have been adjusted to reflect the 1-for-35 reverse stock split on August 31, 2023. See Note 1—Organization and Basis of Presentation—Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Operations
($ in thousands, except per share and share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Services revenue	$1,096	$1,367	$2,874	$4,375
Grant revenue	1,177	1,733	2,730	4,656
Total revenue	2,273	3,100	5,604	9,031
Cost of revenue:
Cost of services revenue (including depreciation)	1,220	1,690	3,221	5,668
Cost of grant revenue	1,177	1,733	2,690	4,656
Contract loss (adjustments) provisions	(538)	—	(148)	33,737
Total cost of revenue	1,859	3,423	5,763	44,061
Gross profit (loss)	414	(323)	(159)	(35,030)

Operating expenses:
Selling, general and administrative	14,997	18,268	36,814	60,733
Research and development	5,162	11,168	15,368	26,448
Impairment charges	—	—	1,008	—
Total operating expenses	20,159	29,436	53,190	87,181
Operating loss	(19,745)	(29,759)	(53,349)	(122,211)

Interest income, net	335	259	888	666
Gain on warrant remeasurement	74	369	326	12,679
Other income, net	767	1,256	1,341	1,071
Net loss before taxes	(18,569)	(27,875)	(50,794)	(107,795)
(Provision) benefit for income taxes	(1)	46	(3)	781
Net loss	$(18,570)	$(27,829)	$(50,797)	$(107,014)

Loss per share:
Loss per share – Basic and Diluted (1)	$(3.13)	$(5.06)	$(8.81)	$(19.82)
Weighted average number of shares outstanding – Basic and Diluted (1)	5,935,823	5,502,183	5,765,356	5,398,872

(1)Periods presented have been adjusted to reflect the 1-for-35 reverse stock split on August 31, 2023. See Note 1—Organization and Basis of Presentation—Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Comprehensive Loss
($ in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(18,570)	$(27,829)	$(50,797)	$(107,014)
Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on available-for-sale securities	72	(18)	270	(524)
Cumulative translation adjustment	(124)	(173)	(185)	(497)
Total other comprehensive income (loss), net of taxes	(52)	(191)	85	(1,021)
Comprehensive loss	$(18,622)	$(28,020)	$(50,712)	$(108,035)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Shareholders’ Equity
($ in thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock (1)		Additional Paid-in Capital (1)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance as of June 30, 2023	5,844,979	$1	$429,581	$(456)	$(340,807)	$88,319
Net loss	—	—	—	—	(18,570)	(18,570)
Other comprehensive loss	—	—	—	(52)	—	(52)
Share-based compensation	—	—	305	—	—	305
Vesting of restricted stock units	62,888	—	—	—	—	—
Exercise of stock options	1,652	—	10	—	—	10
Payment for fractional shares in connection with the reverse stock split	(795)	—	(7)	—	—	(7)
Vesting of warrants issued in connection with customer agreements	—	—	95	—	—	95
Balance as of September 30, 2023	5,908,724	$1	$429,984	$(508)	$(359,377)	$70,100

	Three Months Ended September 30, 2022
	Common Stock (1)		Additional Paid-in Capital (1)	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance as of June 30, 2022	5,431,149	$1	$415,544	$(834)	$(245,765)	$168,946
Net loss	—	—	—	—	(27,829)	(27,829)
Other comprehensive loss	—	—	—	(191)	—	(191)
Share-based compensation	—	—	10,052	—	—	10,052
Vesting of restricted stock units	10,771	—	—	—	—	—
Exercise of stock options	22,752	—	142	—	—	142
Vesting of warrants issued in connection with customer agreements	—	—	131	—	—	131
Balance as of September 30, 2022	5,464,672	$1	$425,869	$(1,025)	$(273,594)	$151,251

(1)Periods presented have been adjusted to reflect the 1-for-35 reverse stock split on August 31, 2023. See Note 1—Organization and Basis of Presentation—Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Shareholders’ Equity (continued)
($ in thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2023
	Common Stock (1)		Additional Paid-in Capital (1)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2022	5,511,839	$1	$434,496	$(593)	$(308,580)	$125,324
Net loss	—	—	—	—	(50,797)	(50,797)
Other comprehensive income	—	—	—	85	—	85
Share-based compensation	—	—	(6,078)	—	—	(6,078)
Issuance of common stock under employee stock purchase plan	19,284	—	168			168
Vesting of restricted stock units	122,524	—	—	—	—	—
Exercise of stock options	255,872	—	1,171	—	—	1,171
Payment for fractional shares in connection with the reverse stock split	(795)	—	(7)	—	—	(7)
Vesting of warrants issued in connection with customer agreements	—	—	234	—	—	234
Balance as of September 30, 2023	5,908,724	$1	$429,984	$(508)	$(359,377)	$70,100

	Nine Months Ended September 30, 2022
	Common Stock (1)		Additional Paid-in Capital (1)	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2021	5,239,070	$1	$380,641	$(4)	$(166,580)	$214,058
Net loss	—	—	—	—	(107,014)	(107,014)
Other comprehensive loss	—	—	—	(1,021)	—	(1,021)
Share-based compensation	—	—	34,612	—	—	34,612
Vesting of restricted stock units	17,832	—	—	—	—	—
Exercise of stock options	207,770	—	1,057	—	—	1,057
Vesting of warrants issued in connection with customer agreements	—	—	9,559	—	—	9,559
Balance as of September 30, 2022	5,464,672	$1	$425,869	$(1,025)	$(273,594)	$151,251

(1)Periods presented have been adjusted to reflect the 1-for-35 reverse stock split on August 31, 2023. See Note 1—Organization and Basis of Presentation—Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,797)	$(107,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,692	2,289
Impairment charges	1,008	—
Share-based compensation	(6,078)	34,612
Change in fair value of warrants	(326)	(12,679)
Change in fair value of contingent consideration	1,289	(1,063)
Deferred income taxes	3	(781)
Non-cash operating lease expense	1,261	1,199
Other non-cash operating activities	(1,489)	90
Changes in assets and liabilities:
Receivables, net	3,556	(2,778)
Inventories	(2,450)	—
Prepaid and other current assets	(605)	(1,706)
Trade payables and accrued liabilities	(1,789)	67
Contract liabilities	3,056	8,535
Change in contract loss provisions, net	(1,776)	30,235
Other non-current assets and liabilities	(1,477)	(551)
Net cash used in operating activities	(54,922)	(49,545)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,146)	(7,313)
Purchases of available-for-sale securities	(89,856)	(237,986)
Maturities of available-for-sale securities	161,600	75,300
Sales of available-for-sale securities	—	65,817
Net cash provided by (used in) investing activities	70,598	(104,182)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,175	1,019
Proceeds from issuance of common stock under employee stock purchase plan	168	—
Payment for fractional shares in connection with the reverse stock split	(7)	—
Other financing costs	—	(1,274)
Net cash provided by (used in) financing activities	1,336	(255)
Increase (decrease) in cash, cash equivalents and restricted cash	17,012	(153,982)
Cash, cash equivalents and restricted cash at the beginning of the period	47,874	191,581
Cash, cash equivalents and restricted cash at the end of the period	$64,886	$37,599
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Cash Flows (continued)
($ in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$63,386	$35,444
Short-term restricted cash	500	655
Long-term restricted cash	1,000	1,500
Total cash, cash equivalents and restricted cash	$64,886	$37,599

Non-cash investing and financing activities:
Fair value of Project Warrants and Collaboration Warrants recognized in equity	$234	$9,559
Capital expenditures incurred but not yet paid	$83	$522
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
The results reported in these unaudited consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These unaudited consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2023.
Certain immaterial prior period amounts have been reclassified to conform to current period presentation. Such changes did not have a material impact on our financial position or results of operations.
Reverse Stock Split
On August 31, 2023, the Company effected a 1-for-35 reverse stock split of the Company’s common stock. As a result of the reverse stock split, every 35 shares of the Company’s issued and outstanding common stock as of 5:00 p.m. (Eastern Time) on August 31, 2023 was automatically combined into one issued and outstanding share of common stock, with no change in par value per share. No fractional shares of common stock were issued as a result of the reverse stock split. Any fractional shares in connection with the reverse stock split were rounded down to the nearest whole share and cash payments were made to the stockholders. The reverse stock split had no impact on the number of shares of common stock or preferred stock that the Company is authorized to issue pursuant to its certificate of incorporation. Proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of the Company's equity awards and warrants, as well as the applicable exercise price. All share and per share information included in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the impact of the reverse stock split.
Liquidity
The Company has evaluated whether there were conditions and events, considered in the aggregate, which raise substantial doubt as to the Company’s ability to continue as a going concern within one year after the original issuance date of the unaudited consolidated financial statements. During the nine months ended September 30, 2023 and the year ended December 31, 2022, the Company incurred net losses of $50.8 million and $142.0 million, respectively. The Company expects to continue to generate operating losses in the next few years.
As of September 30, 2023, the Company had liquidity of $91.6 million, consisting of $63.4 million of cash and cash equivalents and $28.2 million of investments, and no substantial debt. Management believes it has the ability to manage operating costs and capital expenditures such that its existing cash, cash equivalents and investments will be sufficient to fund its operations and capital expenditures for the next twelve months following the filing of this Quarterly Report on Form 10-Q.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
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

Note 2—Revenue
Disaggregated Revenue
The following table provides information about disaggregated revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands	2023	2022	2023	2022
Project revenue	$950	$1,324	$2,401	$4,207
Engineering services revenue	146	43	473	168
Total services revenue	1,096	1,367	2,874	4,375
Grant revenue	1,177	1,733	2,730	4,656
Total revenue	$2,273	$3,100	$5,604	$9,031
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

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Engineering services revenue consists of amounts recognized under contracts with customers for the provision of engineering, R&D, or other similar services in our field of expertise. Engineering service contracts can be short-term or span several years and we recognize revenue over time as customers receive and consume the benefit of such services.
Revenue recognized during the three and nine months ended September 30, 2023 and 2022 includes customers in the United States (“U.S.”) and Europe.
Grant Revenue
The Company’s grant revenue is primarily related to the Company’s award from the U.S. Department of Energy (the “DOE Award”) related to costs incurred during such periods that are reimbursable under the DOE Award.
Contract Loss Provisions (Adjustments)
As of September 30, 2023, the Company does not anticipate incurring additional costs associated with our projects in Germany. As a result, during the three and nine months ended September 30, 2023, we recognized a reduction in contract loss provision of $0.5 million and $0.1 million associated with our projects in Germany. During the nine months ended September 30, 2022, we recognized a total provision for contract losses of $33.7 million driven primarily by the CSDA. No provision for contract losses was recognized during the three months ended September 30, 2022.
We amortized $0.3 million and $1.6 million during the three and nine months ended September 30, 2023, respectively, and $0.3 million and $3.5 million during the three and nine months ended September 30, 2022, respectively, of the previously recognized contract loss provisions as a reduction to cost of services revenue incurred during the periods based on percentages of completion.
Performance Obligations
Revenue recognized under contracts with customers, which excludes amounts to be received from government grants, relates solely to the performance obligations satisfied during the nine months ended September 30, 2023 with no revenue recognized from performance obligations satisfied in prior periods. As of September 30, 2023, we had approximately $36.0 million of transaction prices allocated to remaining performance obligations from our customer contracts. Based on our current forecast, we expect to recognize approximately 82% as revenue over the next 12 months and the remainder to be recognized thereafter through 2026.
Receivables, Net
Receivables, net consisted of the following:

$ in thousands	September 30, 2023	December 31, 2022
Trade receivables	$866	$1,119
Grant receivables:
Billed	1,421	—
Unbilled	2,791	5,610
Other grant receivables	—	1,578
Total grant receivables	4,212	7,188
Contract assets	—	560
Other receivables	391	328
Total receivables	5,469	9,195
Allowance for doubtful accounts	(198)	—
Total receivables, net	$5,271	$9,195

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Contract Assets and Liabilities
The following table outlines the activity related to contract assets, which is included in total receivables on our consolidated balance sheets:

$ in thousands
Balance as of December 31, 2022	$560
Additions to unbilled receivables	177
Amounts billed to customers	(729)
Foreign currency translation adjustments	(8)
Balance as of September 30, 2023	$—
The following table outlines the activity related to contract liabilities:

$ in thousands
Balance as of December 31, 2022	$10,348
Payments received in advance of performance	5,460
Revenue recognized	(2,401)
Recognition of consideration payable associated with Project Warrants	(234)
Other	(3)
Balance as of September 30, 2023	$13,170
During the three and nine months ended September 30, 2023, we recognized revenue of $1.0 million and $2.4 million, respectively, that was included in contract liabilities as of December 31, 2022.
Customer Concentrations
For the three months ended September 30, 2023 and 2022, two customers, including governmental entities, each comprised greater than 10% of our total revenue and collectively represented 94% and 99%, respectively, of our total revenue. For the nine months ended September 30, 2023 and 2022, two customers, including governmental entities, each comprised greater than 10% of our total revenue and collectively represented 91% and 98%, respectively, of our total revenue.
As of September 30, 2023 and December 31, 2022, two customers, including governmental entities, each comprised greater than 10% of our total receivables and represented 90% and 90%, respectively, of our total receivables.

Note 3—Warrants
Public Warrants and Private Warrants
The Company’s warrant liabilities as of September 30, 2023 include public warrants (the “Public Warrants”) and private placement warrants (the “Private Warrants,” and together with the Public Warrants, the “Public and Private Warrants”). The Public Warrants and Private Warrants permit warrant holders to purchase in the aggregate 238,095 shares and 6,667 shares, respectively, of the Company’s common stock at an exercise price of $402.50 per share. The Public and Private Warrants became exercisable on March 18, 2022 and expire on December 30, 2026, or earlier upon redemption or liquidation. The Public and Private Warrants are recorded as liabilities on the consolidated balance sheets and measured at fair value at each reporting date, with the change in fair value reported in gain (loss) on warrant remeasurement on the consolidated statements of operations.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Project Warrants
In connection with the concurrent execution of the CSDA with Woodside in March 2022, the Company issued warrants permitting Woodside to purchase 26,068 shares of the Company’s common stock at an exercise price of $0.35 per share (the “Project Warrants”). The Project Warrants expire upon the earlier of a change in control of the Company or March 28, 2027 and vest pro rata with certain payments required to be made by the customer under the CSDA. The fair value of the Project Warrants upon issuance was $173.60 per warrant based on the closing price of the Company’s common stock on March 28, 2022, less the exercise price. The Project Warrants are recorded as equity on the consolidated balance sheets.
During the three and nine months ended September 30, 2023, $0.1 million and $0.2 million, respectively, was recognized as additional paid-in capital related to the vesting of Project Warrants. During the three and nine months ended September 30, 2022, $0.1 million and $0.5 million, respectively, was recognized as additional paid-in capital related to the vesting of Project Warrants. As of September 30, 2023, vested Project Warrants were exercisable for 17,243 shares of the Company’s common stock.
Collaboration Warrants
In connection with the concurrent execution of a collaboration agreement (the “Collaboration Agreement”) with Woodside in March 2022, the Company issued warrants permitting Woodside to purchase 104,275 shares of the Company’s common stock at an exercise price of $0.35 per share (the “Collaboration Warrants”). Under the Collaboration Agreement, Woodside will assist us in defining product offerings that use our modular technology for potential customers in Australia. The Collaboration Warrants expire upon the earlier of a change in control of the Company or March 28, 2027. Of these warrants, (i) approximately half of the warrants vested immediately upon execution of the Collaboration Agreement, to purchase 52,138 shares of the Company’s common stock and (ii) the remaining warrants will vest based on certain specified performance goals under the Collaboration Agreement. The fair value of the Collaboration Warrants upon issuance was $173.60 per warrant based on the closing price of the Company’s common stock on March 28, 2022, less the exercise price.
The Collaboration Warrants are recorded as equity on the consolidated balance sheets and the related expense is being recognized ratably as selling, general and administrative (“SG&A”) expense over the estimated service period. As of September 30, 2023, the Company has a prepaid expense of $5.8 million for the Collaboration Warrants, of which $2.0 million was classified as current and $3.8 million was classified as long-term. The Company recognized SG&A expense, related to the vesting of the Collaboration Warrants, of $0.5 million and $0.6 million during the three months ended September 30, 2023 and 2022, respectively, and $1.5 million and $1.3 million during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the remaining estimated period is approximately 2.9 years.

Note 4—Investments
The following table summarizes our investments:

	September 30, 2023			December 31, 2022
$ in thousands	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Corporate bonds	$—	$—	$—	$3,997	$(22)	$3,975
Commercial paper	990	(1)	989	10,837	(3)	10,834
U.S. treasury bills	27,285	(38)	27,247	82,979	(284)	82,695
Total investments	$28,275	$(39)	$28,236	$97,813	$(309)	$97,504
As of September 30, 2023 and December 31, 2022, all of our investments are classified as available-for-sale, have original maturities of one year or less and are disclosed as investments on our consolidated balance sheets.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
The cost of securities sold is based on the specific-identification method. During the nine months ended September 30, 2023, there were no sales of investments. During the nine months ended September 30, 2022, we realized losses of $0.2 million on the sale of investments, included in other income, net on our consolidated statements of operations related to $65.8 million in proceeds from the sale of investments.
There were no credit losses recognized during the three and nine months ended September 30, 2023 and 2022 and no allowance for credit losses as of September 30, 2023 and December 31, 2022.

Note 5—Fair Value of Financial Instruments
The Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following table by fair value measurement level:

$ in thousands	Level	September 30, 2023	December 31, 2022
Assets:
Investments	1	$28,236	$97,504
Liabilities:
Public Warrants (1)	1	$307	$625
Private Warrants (1)	2	9	17
Contingent consideration (2)	3	1,642	353
________________
(1)Included in warrant liabilities on the consolidated balance sheets.
(2)Included in other long-term liabilities on the consolidated balance sheets.
Private Warrants. The fair value of the Private Warrants approximates the fair value of the Public Warrants due to the existence of similar redemption provisions. As a result, the Company has determined that the fair value of the Private Warrants at a specific date would be similar to that of the Public Warrants, and thus their fair value is determined by using the closing price of the Public Warrants, which was $0.04 as of September 30, 2023.
Contingent Consideration. The contingent consideration was measured at fair value using a probability-weighted cash-flow method. The key inputs used in the valuation for the contingent consideration as of September 30, 2023 included the timing and probability of payment.
The following table summarizes the activities of our Level 3 fair value measurement:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands	2023	2022	2023	2022
Beginning balance	$1,590	$2,062	$353	$2,009
Change in fair value (1)	52	(1,116)	1,289	(1,063)
Ending balance	$1,642	$946	$1,642	$946
________________
(1)The changes in the fair value of the contingent consideration are reported in other income (expense), net on our consolidated statements of operations.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Note 6—Inventories

$ in thousands	September 30, 2023	December 31, 2022
Raw materials	$2,908	$2,442
Finished goods	1,926	—
Work in process	149	—
Total inventories	$4,983	$2,442

Note 7—Property, Plant & Equipment
Major classes of property, plant and equipment, consisted of the following:

$ in thousands	Estimated Useful Lives in Years	September 30, 2023	December 31, 2022
Leasehold improvements	5 — 7	$3,107	$2,931
Computer equipment	2 — 3	2,151	2,124
Machinery, vehicles and other equipment	5 — 10	4,079	3,528
Furniture and fixtures	2 — 5	664	646
Construction in progress		538	419
Total property, plant and equipment		10,539	9,648
Accumulated depreciation		(4,276)	(2,577)
Total property, plant and equipment, net		$6,263	$7,071
Depreciation expense for property, plant and equipment was $0.5 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively, and $1.6 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively, and is recorded in SG&A expense with a portion allocated to cost of services revenue.

Note 8—Goodwill and Intangible Assets
Goodwill
The Company had goodwill related to the acquisition of HelioHeat GmbH, a private limited liability company in Germany engaged in the development, planning and construction of renewable energy systems and components, including a novel solar receiver.
During the first quarter of 2023, the Company performed a goodwill impairment assessment driven by the sustained decline in the Company’s market capitalization below the Company’s carrying value. Management concluded that it is more likely than not that the fair value of our reporting unit was less than its carrying amount as of March 31, 2023. As a result, the Company fully impaired goodwill and recognized a $1.0 million charge during the three months ended March 31, 2023. The Company had no impairments of goodwill recognized during the nine months ended September 30, 2022.
The changes in the carrying amount of goodwill are as follows:

$ in thousands
Balance as of December 31, 2022	$1,004
Currency translation adjustments	4
Impairment	(1,008)
Balance as of September 30, 2023	$—

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Intangible Assets
Intangible assets consisted of the following:

		September 30, 2023			December 31, 2022
$ in thousands	Useful Life in Years	Gross Carrying Amounts	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amounts	Accumulated Amortization and Impairment	Intangible Assets, Net
Acquired developed technology rights (1)	5	$—	$—	$—	$3,799	$(3,799)	$—
Software licenses	3	259	(167)	92	259	(103)	156
Total		$259	$(167)	$92	$4,058	$(3,902)	$156
________________
(1)Gross carrying amount for December 31, 2022 reflects currency translation adjustments of $0.4 million.
Amortization expense related to intangible assets was $64 thousand and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively.

Note 9—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

$ in thousands	September 30, 2023	December 31, 2022
Payroll and other employee benefits	$1,758	$811
Professional fees	2,661	729
Research, development and project costs	2,499	1,313
Inventory in-transit	18	654
Operating lease liabilities, current portion	1,737	1,570
Other accrued expenses	767	525
Total accrued expenses and other current liabilities	$9,440	$5,602

Note 10—Equity
Common Stock
The Company is authorized to issue 500,000,000 shares of common stock, $0.0001 par value per share. As of September 30, 2023 and December 31, 2022, there were 5,908,724 and 5,511,839 shares of common stock issued and outstanding, respectively.
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, $0.0001 par value per share. As of September 30, 2023, no shares of preferred stock have been issued. The Company’s Board of Directors (the “Board”) has the authority to issue shares of preferred stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of those shares.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
ATM Agreement
On September 13, 2023, the Company entered into a Sales Agreement with The Benchmark Company, LLC, as agent (“Benchmark”), pursuant to which the Company may, from time to time, offer and sell shares of the Company’s common stock in an at-the-market offering program through or to Benchmark as its sales agent or principal (the “ATM Agreement”). The offer and sale of the Company’s common stock will be made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-271170) initially filed by the Company with the SEC on April 6, 2023 and declared effective by the SEC on July 18, 2023, as supplemented by a prospectus supplement dated September 13, 2023 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended. Under the ATM Agreement, the Company will pay Benchmark an aggregate commission of up to 3% of the aggregate gross proceeds of any shares of the Company’s common stock sold under the ATM Agreement in an amount of up to $40.0 million. As of September 30, 2023, no shares of common stock were sold under the ATM Agreement.
The Company may not utilize the ATM Agreement while trading of its common stock is suspended or delisted from the NYSE. On November 7, 2023, the Company received a letter from the NYSE that it had determined to commence proceedings to delist the Company’s common stock from the NYSE, and trading of the Company’s common stock was immediately suspended. Refer to Note 16—Subsequent Events for additional information.
Stockholders Rights Plan
On April 16, 2023, the Company’s Board declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of the Company’s common stock to the stockholders of record as of the close of business on April 28, 2023, and adopted a limited duration stockholder rights plan, effective immediately, as set forth in the Rights Agreement, dated as of April 16, 2023 (the “Rights Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. The Rights will be exercisable only if a person or group (an “acquiring person”) acquires or launches a tender or exchange offer to acquire beneficial ownership (which includes certain synthetic equity interests) of 12.5% or more of the Company’s outstanding common stock (20% for certain passive institutional investors as described in the Rights Agreement). Once the Rights become exercisable, each Right will entitle its holder (other than the acquiring person, whose rights will become void) to purchase for $122.50, subject to adjustment, additional shares of our common stock having a market value of twice such exercise price. In addition, the Rights Agreement has customary flip-over and exchange features. The Rights will expire on April 17, 2024 unless the rights are earlier redeemed or exchanged by the Company. The Rights Agreement will reduce the likelihood that any entity, person or group gains control of Heliogen through open market accumulation without paying all stockholders an appropriate control premium or without providing our Board sufficient time to make informed judgments and take actions that are in the best interests of all stockholders.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Note 11—Loss per Share
Basic and diluted losses per share (“EPS”) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands, except share and per share data	2023	2022	2023	2022
Numerator:
Net loss	$(18,570)	$(27,829)	$(50,797)	$(107,014)
Denominator:
Weighted-average common shares outstanding	5,865,954	5,443,501	5,698,405	5,360,895
Weighted-average impact of warrants (1)	69,869	58,682	66,951	37,977
Denominator for basic EPS – weighted-average shares	5,935,823	5,502,183	5,765,356	5,398,872
Effect of dilutive securities	—	—	—	—
Denominator for diluted EPS – weighted-average shares	5,935,823	5,502,183	5,765,356	5,398,872

EPS – Basic and Diluted	$(3.13)	$(5.06)	$(8.81)	$(19.82)
________________
(1)Warrants that have a $0.35 exercise price per common share are assumed to be exercised when vested because common shares issued for little consideration upon exercise are included in outstanding shares for the purposes of computing basic and diluted EPS.
The following securities were excluded from the calculation of losses per share as their impact would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock options	239,424	942,853	239,424	942,853
Shares issuable under the employee stock purchase plan	18,103	—	18,103	—
Unvested restricted stock units	447,286	327,974	447,286	327,974
Restricted shares issued upon the early exercise of unvested stock options	—	3,886	—	3,886
Unvested warrants	61,533	71,347	61,533	71,347
Vested warrants	244,762	244,762	244,762	244,762

Note 12—Share-based Compensation
The Heliogen, Inc. 2021 Equity Incentive Plan aims to incentivize employees, directors and consultants who render services to the Company through the granting of stock awards, including stock options, stock appreciation right awards, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards, and other stock-based awards.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
The following table summarizes our share-based compensation expense by the affected line on our consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands	2023	2022	2023	2022
Cost of services revenue	$197	$330	$442	$1,321
Selling, general and administrative	199	7,641	(7,344)	28,830
Research and development	(91)	2,081	824	4,461
Total share-based compensation expense	$305	$10,052	$(6,078)	$34,612
The following table summarizes our share-based compensation expense by grant type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands	2023	2022	2023	2022
Stock options	$172	$4,251	$(11,883)	$16,227
Restricted stock units	75	5,721	5,449	18,251
Employee stock purchase plan	49	—	240	—
Vendor Warrants	9	80	116	134
Total share-based compensation expense	$305	$10,052	$(6,078)	$34,612
Stock Options
The following table summarizes the Company’s stock option activity:

$ in thousands, except share and per share data	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Outstanding balance as of December 31, 2022	891,509	$107.85	7.62	$10,725
Exercised	(254,139)	4.57
Forfeited	(312,046)	215.87
Expired	(85,900)	291.31
Outstanding balance as of September 30, 2023	239,424	$12.65	6.34	$31
Exercisable as of September 30, 2023	165,947	$11.29	5.92	$31
During the nine months ended September 30, 2023, we recognized a net reduction of $12.5 million in share-based compensation expense, included in SG&A, as a result of 279,589 stock options forfeited in connection with the termination of our former Chief Executive Officer in the first quarter of 2023. As of September 30, 2023, the unrecognized compensation cost related to stock options was $0.9 million which is expected to be recognized over a weighted-average period of 1.5 years.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Restricted Stock Units
The following table summarizes the Company’s RSU award activity:

	Number of Shares	Weighted Average Grant Date Fair Value ($)
Unvested as of December 31, 2022	327,141	$153.12
Granted	341,242	9.88
Vested	(122,524)	114.77
Forfeited	(98,573)	112.81
Unvested as of September 30, 2023	447,286	$61.87
As of September 30, 2023, the unrecognized compensation cost related to unvested RSU awards was $17.5 million which is expected to be recognized over a weighted-average period of 1.3 years.
Employee Stock Purchase Plan
Under the Heliogen, Inc. 2021 Employee Stock Purchase Plan (the “2021 ESPP”), eligible employees may elect to purchase the Company’s common stock at the end of each offering period, which will generally be six months, at a 15% discount to the market price of the Company’s common stock. As of September 30, 2023, 19,284 shares have been issued under the 2021 ESPP.

Note 13—Income Taxes
We calculate our quarterly tax provision pursuant to the guidelines in Accounting Standards Codification (“ASC”) 740, Income Taxes. ASC 740 requires companies to estimate the annual effective tax rate for current year ordinary income. In calculating the effective tax rate, permanent differences between financial reporting and taxable income are factored into the calculation, and temporary differences are not. The estimated annual effective tax rate represents the Company’s estimate of the tax provision in relation to the best estimate of pre-tax ordinary income or loss. The estimated annual effective tax rate is then applied to year-to-date ordinary income or loss to calculate the year-to-date interim tax provision. The relationship between our income tax provision or benefit and our pre-tax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pre-tax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates and changes in valuation allowances. The income tax provision was $1 thousand and $3 thousand for the three and nine months ended September 30, 2023, respectively. The income tax benefit of $46 thousand and $0.8 million for the three and nine months ended September 30, 2022, respectively, is primarily attributable to our operations in Germany. Any income tax benefit associated with the pre-tax loss for the three and nine months ended September 30, 2023 and 2022, resulting primarily from the U.S. jurisdiction, is offset by a full valuation allowance.
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances, future tax projections and availability of taxable income in the carryback period, we recorded a full valuation allowance against the federal and state deferred tax assets for the nine months ended September 30, 2023 and the year ended December 31, 2022.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
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

Note 14—Related Party Transactions
Idealab
Bill Gross, our former Chief Executive Officer, also serves as the chairman of the board of directors of Idealab, a California Corporation (“Idealab”). Idealab, a holder of more than 5% of Heliogen’s outstanding voting stock through its wholly-owned subsidiary, Idealab Holdings, LLC, is a party to a lease with the Company and provides various administrative services through service agreements and certain other operational support. All expenses or amounts paid to Idealab pursuant to these agreements are reported within SG&A expense on the consolidated statements of operations. The amounts charged to us or reimbursed by us under these agreements was $54 thousand and $133 thousand for the three months ended September 30, 2023 and 2022, respectively, and $0.2 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively.
In May 2021, Heliogen sub-leased a portion of its office space in Pasadena, California to Idealab. In March 2023, Heliogen entered into an amendment to the sub-lease with Idealab. The Company recognized rental revenue of $45 thousand and $35 thousand for the three months ended September 30, 2023 and 2022, respectively, and $114 thousand and $82 thousand for the nine months ended September 30, 2023 and 2022, respectively, from Idealab within other income, net on our consolidated statements of operations.
NantG Power, LLC
On March 24, 2023, Heliogen entered into an agreement with NantG Power, LLC (“NantG”), an affiliated sister-company to Nant Capital LLC, a holder of more than 5% of Heliogen’s outstanding voting stock, to provide front-end concept design and R&D engineering services. During the three and nine months ended September 30, 2023, the Company recognized $15 thousand of services revenue from NantG.

Note 15—Commitments and Contingencies
We are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims and other miscellaneous claims. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our consolidated financial statements as of and for the three and nine months ended September 30, 2023.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Note 16—Subsequent Events
Stockholder Matters
On November 7, 2023, the NYSE notified the Company that it had determined to commence proceedings to delist the Company’s common stock and Public Warrants from the NYSE. Trading in these securities was immediately suspended. The NYSE reached its decision to delist these securities pursuant to Section 802.01B because the Company had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization over a consecutive 30 trading day period of at least $15 million. The Company intends to appeal the delisting determination. On November 8, 2023, the Company’s common stock and Public Warrants began trading on the OTC market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion includes forward-looking statements that involve risks, uncertainties and assumptions, including those described in “Cautionary Note Regarding Forward-Looking Statements” included in the fore-part in this Quarterly Report on Form 10-Q (our “Quarterly Report”) and included in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Annual Report”), as filed with the SEC on March 29, 2023, as supplemented by the risk factors disclosed in Part II, Item 1A. Risk Factors in our Quarterly Report for the period ended March 31, 2023 and in this Quarterly Report.
The following MD&A should be read in conjunction with our consolidated financial statements and related notes included in Part I Item 1 in this Quarterly Report and our audited consolidated financial statements as of December 31, 2022, included in our Annual Report.
Overview
Heliogen, Inc. and its subsidiaries (collectively, “Heliogen,” the “Company,” “we,” “us,” or “our”) is a leader in next generation concentrated solar energy. We are developing a modular, AI-enabled, concentrated solar energy plant that will use an array of mirrors to reflect sunlight and capture, concentrate, store and convert it into cost-effective energy on demand. Our product offering will deliver industrial process steam around the clock using thermal energy storage based on proven technology. This steam can also be used to produce green hydrogen when coupled with a solid oxide electrolyzer. Our next generation system will have the ability to cost-effectively generate and store thermal energy at very high temperatures, which enables cost-effective production of electricity and higher temperature industrial process heat. The inclusion of a thermal energy storage system distinguishes our solution from clean energy provided by typical photovoltaic and wind installations which do not produce thermal energy and are only able to produce energy intermittently unless battery storage is added. The system will be configurable for several applications, including carbon-free industrial-grade heat and steam (for use in industrial processes), clean power (electricity), and generation of green hydrogen, based on a customer’s needs.
Recent Developments
Texas Steam Plant. In October 2023, we executed a land lease in Plains, Texas and initiated construction on a Heliogen steam plant in the Permian Basin. The plant is expected to achieve mechanical completion by the end of 2024. The plant will demonstrate the operation of our technology at a larger scale than our current R&D facility in Lancaster, California and will demonstrate the operation of our internally designed steam-generating receiver integrated with our heliostat field and control system. The plant will be operated daily allowing us to collect operational data in support of future commercial projects. Additionally, we are evaluating commercial opportunities associated with this plant.
Executed Cost Reduction Plan. In October 2023, we developed and executed on an $8 million annual operating cost reduction plan. This plan includes a reduction in force and a focus on costs while considering ongoing investment and operating needs.
Stockholder Matters. On November 7, 2023, we received a letter from the NYSE notifying us that it had determined to commence proceedings to delist our common stock and Public Warrants from the NYSE pursuant to Section 802.01B. Trading in these securities was immediately suspended. We intend to appeal the delisting determination. On November 8, 2023, our common stock and Public Warrants began trading on the OTC market. We intend to continue to comply with public company SEC regulations and other NYSE listing requirements, including filing quarterly financial statements, having independently audited financials, and maintaining an independent Board of Directors with corporate governance rules and oversight committees.

Results of Operations
Heliogen is undergoing a significant transition as it moves from design to testing and implementation of its innovative supercritical CO2 power generation system. In March 2022, we secured a contract to engineer and construct a 5 MWe commercial-scale concentrated solar energy facility with Woodside Energy (USA) Inc. (“Woodside”) in Mojave, California with a total transaction price of $45.5 million and received an award from the U.S. Department of Energy (the “DOE”) of $39.0 million (the “DOE Award”) to support the project, of which $3.9 million will be paid directly by the DOE to another party providing services under the DOE Award at our direction. We remain in the early stages of commercializing our technology and investing in research and development (“R&D”) and infrastructure necessary to achieve these goals. As a result, we have historically incurred operating losses. However, we remain focused on achieving sufficient scale and efficiency improvements through technological progress and additional learning to ultimately achieve profitability.
How We Generate Revenue
We primarily generate revenue by contracting with owner-operators to build turnkey facilities that deploy Heliogen’s technology. Our services revenue, which is derived from customer contracts, is primarily recognized over time using the incurred costs method for our contracts with customers that include projects under development and engineering and design services. Engineering service contracts can be short-term or span several years and we recognize revenue over time as customers receive and consume the benefit of such services. Additionally, we have government grants which are accounted for as grant revenue and are recognized only when there is reasonable assurance that the entity will comply with any conditions attached to the grant and the grant funds will be received.
Cost of Conducting Our Business
Cost of revenue consists primarily of direct material, labor and subcontractor costs related to our revenue contracts. Additionally, we have indirect costs related to contract performance, such as indirect labor, supplies, tools and allocated depreciation.

Comparison of the Three Months Ended September 30, 2023 and 2022

	Three Months Ended
	September 30,
$ in thousands	2023	2022	$ Change	% Change
Revenue:
Services revenue	$1,096	$1,367	$(271)	(20)%
Grant revenue	1,177	1,733	(556)	(32)%
Total revenue	2,273	3,100	(827)
Cost of revenue:
Cost of services revenue (including depreciation)	1,220	1,690	(470)	(28)%
Cost of grant revenue	1,177	1,733	(556)	(32)%
Contract loss (adjustments) provisions	(538)	—	(538)	n/m
Gross profit (loss)	414	(323)	737

Operating expenses:
Selling, general and administrative	14,997	18,268	(3,271)	(18)%
Research and development	5,162	11,168	(6,006)	(54)%
Operating loss	(19,745)	(29,759)	10,014

Interest income, net	335	259	76	29%
Gain on warrant remeasurement	74	369	(295)	(80)%
Other income, net	767	1,256	(489)	(39)%
Net loss before taxes	(18,569)	(27,875)	9,306
(Provision) benefit for income taxes	(1)	46	(47)	(102)%
Net loss	$(18,570)	$(27,829)	$9,259
________________
n/m — not meaningful.
Revenue and Gross Profit (Loss)
During the three months ended September 30, 2023, we recognized total revenue of $2.3 million, a decrease of $0.8 million compared to total revenue of $3.1 million for the three months ended September 30, 2022. The decrease was primarily driven by a reduction in costs incurred related to the project to develop a commercial-scale facility for the three months ended September 30, 2023 compared to the same period in 2022, as a result of the scope of work and engineering services performed to support the front-end engineering design phase of the project during each respective period. As a result, we recognized a decrease in services revenue of $0.3 million related to the commercial-scale demonstration agreement (“CSDA”) with Woodside and a decrease in grant revenue of $0.6 million related to the reimbursable costs incurred under the DOE Award for the three months ended September 30, 2023 compared to the same period in 2022.
During the three months ended September 30, 2023, we recognized a gross profit of $0.4 million, a change of $0.7 million compared to gross loss of $0.3 million for the three months ended September 30, 2022. The change was primarily driven by the recognition of a reduction in our contract loss provision of $0.5 million associated with our projects in Germany.

Selling, General and Administrative
The following table summarizes selling, general and administrative (“SG&A”) expenses:

	Three Months Ended
	September 30,
$ in thousands	2023	2022	$ Change
Employee compensation, excluding share-based compensation	$5,721	$3,330	$2,391
Share-based compensation	199	7,641	(7,442)
Collaboration Warrants	496	646	(150)
Other selling, general and administrative	8,581	6,651	1,930
Total selling, general and administrative	$14,997	$18,268	$(3,271)
During the three months ended September 30, 2023, we recognized SG&A expense of $15.0 million, a decrease of $3.3 million compared to SG&A expense of $18.3 million for the three months ended September 30, 2022. The decrease was primarily driven by a reduction in share-based compensation as a result of no longer recognizing expense due to forfeitures and graded vesting schedules for awards issued prior to our business combination with Athena Technology Acquisition Corp. (“Athena”). The decrease was partially offset by an increase of $2.4 million in employee compensation primarily driven by headcount growth to support our commercial operations and increases in professional and consulting services of $2.0 million.
Research and Development
The following table summarizes R&D expenses:

	Three Months Ended
	September 30,
$ in thousands	2023	2022	$ Change
Employee compensation, excluding share-based compensation	$3,653	$3,595	$58
Share-based compensation	(91)	2,081	(2,172)
Other research and development	1,600	5,492	(3,892)
Total research and development	$5,162	$11,168	$(6,006)
During the three months ended September 30, 2023, we recognized R&D expense of $5.2 million, a decrease of $6.0 million compared to R&D expense of $11.2 million for the three months ended September 30, 2022. The decrease was primarily driven by a reduction of $3.9 million in other R&D direct costs due to focusing our R&D efforts on select strategic priorities and a decrease of $2.2 million in share-based compensation expense. This was offset by an increase of $0.1 million in employee compensation primarily driven by headcount growth.
Warrant Remeasurement
During the three months ended September 30, 2023, we recognized a gain of $0.1 million, a decrease of $0.3 million compared to a gain of $0.4 million for the three months ended September 30, 2022, related to the change in fair value of our outstanding Public and Private Warrants. The change in fair value of the Public and Private Warrants are highly correlated to changes in our stock price.
Other Income, Net
During the three months ended September 30, 2023, we recognized other income of $0.8 million, a decrease of $0.5 million compared to other income of $1.3 million for the three months ended September 30, 2022. The change is primarily attributable to a gain of $52 thousand for the three months ended September 30, 2023 in the estimated fair value of the contingent consideration associated with the acquisition of HelioHeat GmbH based on the revised probability of payment compared to a loss of $1.1 million for the three months ended September 30, 2022. This change was partially offset by an increase of $0.4 million in accretion given the rising interest rate environment for our investments in available-for-sale securities.

Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended
	September 30,
$ in thousands	2023	2022	$ Change	% Change
Revenue:
Services revenue	$2,874	$4,375	$(1,501)	(34)%
Grant revenue	2,730	4,656	(1,926)	(41)%
Total revenue	5,604	9,031	(3,427)
Cost of revenue:
Cost of services revenue (including depreciation)	3,221	5,668	(2,447)	(43)%
Cost of grant revenue	2,690	4,656	(1,966)	(42)%
Contract loss (adjustments) provisions	(148)	33,737	(33,885)	(100)%
Gross profit (loss)	(159)	(35,030)	34,871

Operating expenses:
Selling, general and administrative	36,814	60,733	(23,919)	(39)%
Research and development	15,368	26,448	(11,080)	(42)%
Impairment charges	1,008	—	1,008	n/m
Operating loss	(53,349)	(122,211)	68,862

Interest income, net	888	666	222	33%
Gain on warrant remeasurement	326	12,679	(12,353)	(97)%
Other income, net	1,341	1,071	270	25%
Net loss before taxes	(50,794)	(107,795)	57,001
(Provision) benefit for income taxes	(3)	781	(784)	(100)%
Net loss	$(50,797)	$(107,014)	$56,217
________________
n/m — not meaningful.
Revenue and Gross Loss
During the nine months ended September 30, 2023, we recognized total revenue of $5.6 million, a decrease of $3.4 million compared to total revenue of $9.0 million for the nine months ended September 30, 2022. The decrease was primarily driven by a reduction in costs incurred related to the project to develop a commercial-scale facility for the nine months ended September 30, 2023 compared to the same period in 2022, as a result of the scope of work and engineering services performed to support the front-end engineering design phase of the project during each respective period. As a result, we recognized a decrease in services revenue of $1.5 million related to the CSDA with Woodside and a decrease in grant revenue of $1.9 million related to the reimbursable costs incurred under the DOE Award for the nine months ended September 30, 2023 compared to the same period in 2022.
During the nine months ended September 30, 2023, we recognized a gross loss of $0.2 million, a change of $34.9 million compared to gross loss of $35.0 million for the nine months ended September 30, 2022. The change was primarily driven by the recognition of a contract loss provision during the nine months ended September 30, 2022 of $33.7 million primarily related to the CSDA and a decrease of $0.9 million in share-based compensation expense attributable to employees working directly on the project.

Selling, General and Administrative
The following table summarizes SG&A expenses:

	Nine Months Ended
	September 30,
$ in thousands	2023	2022	$ Change
Employee compensation, excluding share-based compensation	$16,952	$9,787	$7,165
Share-based compensation	(7,344)	28,830	(36,174)
Collaboration Warrants	1,486	1,293	193
Other selling, general and administrative	25,720	20,823	4,897
Total selling, general and administrative	$36,814	$60,733	$(23,919)
During the nine months ended September 30, 2023, we recognized SG&A expense of $36.8 million, a decrease of $23.9 million compared to SG&A expense of $60.7 million for the nine months ended September 30, 2022. The decrease was primarily driven by a reduction in share-based compensation as a result of no longer recognizing expense due to forfeitures during the nine months ended September 30, 2023 and a net reduction of $12.5 million during the first quarter of 2023, as a result of stock options forfeited in connection with the termination of our former Chief Executive Officer. The remaining decrease in share-based compensation expense was a result of an expected reduction in expense over time due to graded vesting schedules for awards issued prior to our business combination with Athena. The decrease was partially offset by an increase of $7.2 million in employee compensation primarily driven by headcount growth to support our commercial operations and increases in professional and consulting services of $4.8 million.
Research and Development
The following table summarizes R&D expenses:

	Nine Months Ended
	September 30,
$ in thousands	2023	2022	$ Change
Employee compensation, excluding share-based compensation	$10,425	$7,374	$3,051
Share-based compensation	824	4,461	(3,637)
Other research and development	4,119	14,613	(10,494)
Total research and development	$15,368	$26,448	$(11,080)
During the nine months ended September 30, 2023, we recognized R&D expense of $15.4 million, a decrease of $11.1 million compared to R&D expense of $26.4 million for the nine months ended September 30, 2022. The decrease was driven by a reduction of $10.5 million in other R&D direct costs due to focusing our R&D efforts on select strategic priorities, a decrease of $3.6 million in share-based compensation expense and was offset by an increase of $3.1 million in employee compensation primarily driven by headcount growth.
Impairment Charges
During the first quarter of 2023, we fully impaired goodwill, resulting in a $1.0 million impairment charge due to a sustained decrease in our market capitalization. We had no impairment charges for the nine months ended September 30, 2022. Refer to Note 8—Goodwill and Intangible Assets for additional information.
Warrant Remeasurement
During the nine months ended September 30, 2023, we recognized a gain of $0.3 million, a decrease of $12.4 million compared to a gain of $12.7 million for the nine months ended September 30, 2022, related to the change in fair value of our outstanding Public and Private Warrants. The change in fair value of the Public and Private Warrants are highly correlated to changes in our stock price.

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
Total liquidity, including cash and cash equivalents and available-for-sale investments are as follows:

$ in thousands	November 9, 2023	September 30, 2023
Cash and cash equivalents	$55,088	$63,386
Investments	28,227	28,236
Total liquidity	$83,315	$91,622
We have evaluated whether there were conditions and events, considered in the aggregate, which raise substantial doubt as to our ability to continue as a going concern within one year after the original issuance date of our unaudited consolidated financial statements. During the nine months ended September 30, 2023 and the year ended December 31, 2022, the Company incurred net losses of $50.8 million and $142.0 million, respectively. We expect to continue to generate operating losses in the next few years.
Our liquidity as of November 9, 2023 was $83.3 million, compared to $91.6 million as of September 30, 2023. The decrease in our liquidity is due to funding our operations and continued work on our projects. We believe we have the ability to manage our operating costs and capital expenditures such that our existing cash, cash equivalents and investments will be sufficient to fund our operations and capital expenditures for the next twelve months following the filing of this Quarterly Report.
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
Summary of Cash Flows
The following table provides a summary of our cash flows:

	Nine Months Ended
	September 30,
$ in thousands	2023	2022
Net cash used in operating activities	$(54,922)	$(49,545)
Net cash provided by (used in) investing activities	70,598	(104,182)
Net cash provided by (used in) financing activities	1,336	(255)
Net Cash from Operating Activities. Net cash used in operating activities was $54.9 million for the nine months ended September 30, 2023 compared to net cash used in operating activities of $49.5 million for the nine months ended September 30, 2022. The $5.4 million increase in the net cash used in operating activities was primarily driven by higher operating costs related to the growth of our operations and costs incurred related to our projects.
Net Cash from Investing Activities. Net cash provided by investing activities was $70.6 million for the nine months ended September 30, 2023 compared to net cash used in investing activities of $104.2 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, we received net proceeds from the maturities of available-for-sale securities of $71.7 million to fund our operations.

For the nine months ended September 30, 2022, we had net cash invested in available-for-sale securities of $96.9 million as we invested the funds received in 2021 from the closing of the business combination with Athena and capital expenditures of $7.3 million in construction in progress to support the ramp-up of commercial operations, machinery, equipment and improvements for our new Long Beach manufacturing facility, and office and computer equipment to support our headcount growth.
Net Cash from Financing Activities. Net cash provided by financing activities was $1.3 million for the nine months ended September 30, 2023 compared to net cash used in financing activities of $0.3 million for the nine months ended September 30, 2022. The change was primarily driven by $1.3 million of other financing costs paid in the nine months ended September 30, 2022 in connection with the business combination with Athena.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in our internal control over financial reporting described in our Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective.
Changes in Internal Control over Financial Reporting
The Company had a change in the executive team and on February 5, 2023, our Chief Accounting Officer was appointed to Interim Chief Financial Officer. In July 2023, the Company hired a Chief Financial Officer and the previous Interim Chief Financial Officer continued to serve as our Chief Accounting Officer. Other than in connection with changes in personnel and executing upon the implementation of the remediation measures described in our Annual Report and the associated changes to our internal control over financial reporting, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
Information relating to various commitments and contingencies is described in Note 15—Commitments and Contingencies to our consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report, as supplemented by the risk factor previously disclosed in Part II, Item 1A. Risk Factors in our Quarterly Report for the period ended March 31, 2023 other than as set forth below.
Our common stock and public warrants have been suspended from trading on, and may be delisted from, the NYSE and are not listed on any other national securities exchange.
On November 7, 2023, we received a letter from the staff of NYSE Regulation notifying us that it had determined to commence proceedings to delist our common stock and public warrants. Trading in these securities was immediately suspended. The NYSE Regulation reached its decision to delist these securities pursuant to Section 802.01B of the NYSE’s Listed Company Manual because we had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization over a consecutive 30 trading day period of at least $15 million. We intend to appeal the NYSE’s determination to delist our common stock and public warrants, but unless our appeal is ultimately successful, our common stock and public warrants will be delisted after the completion of the NYSE’s application to the SEC.
Should our securities be delisted from the NYSE, we can provide no assurance that we will be able to, re-list our common stock or the public warrants on a national securities exchange or that there will be an active market for these securities on the OTC market. Moreover, without an active trading market, the market price of our securities may be extremely volatile and not reflective of the market price that would be seen on a more active trading market. For so long as our common stock is suspended from trading on the NYSE, which suspension will become permanent if our common stock is ultimately delisted from the NYSE, we and our stockholders could face significant negative consequences including:
•limited availability of market quotations for our securities;
•a reduction in the number of investors willing to hold or acquire our common stock, which would negatively impact our ability to access equity markets and obtain financing;
•a determination that the common stock is a “penny stock” which would require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of common stock;
•a limited amount of analyst coverage;
•a decreased ability to issue additional securities or obtain additional financing in the future; and
•an impairment of our ability to provide equity incentives to our employees.
On November 8, 2023, our common stock and public warrants began trading on OTC market under the symbols HLGN and HLGNW, respectively.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Heliogen, Inc.	8-K	001-40209	3.1	January 6, 2022
3.2	Certificate of Amendment of Certificate of Incorporation of Heliogen, Inc., dated August 31, 2023.	8-K	001-40209	3.1	August 31, 2023
3.3	Second Amended and Restated Bylaws of Heliogen, Inc.	10-Q	001-40209	3.2	November 8, 2022
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Heliogen, Inc.	8-K	001-40209	3.1	April 17, 2023
4.1	Rights Agreement, dated as of April 16, 2023, between Heliogen, Inc. and Continental Stock Transfer & Trust Company, as rights agent.	8-K	001-40209	4.1	April 17, 2023
10.1	Executive Employment Agreement, dated July 6, 2023, by and between Sagar Kurada and Heliogen, Inc.	8-K	001-40209	10.1	July 10, 2023
10.2	Sales Agreement by and between Heliogen, Inc. and The Benchmark Company, LLC, dated September 13, 2023.	8-K	001-40209	1.1	September 13, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2023.

Heliogen, Inc.

By:	/s/ Christiana Obiaya
Christiana Obiaya
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Sagar Kurada
Sagar Kurada
Chief Financial Officer (Principal Financial Officer)
.