Form 10-Q
period 2024-03-31
Heliogen, Inc.
filed 2024-05-08
CIK 1840292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
* The registrant’s common stock and warrants began trading exclusively on the over-the-counter market on November 8, 2023 under the symbols HLGN and HLGNW, respectively. The registrant has withdrawn its appeal of the delisting determination by the NYSE and expects the NYSE to delist the registrant’s common stock and warrants soon.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 2, 2024, the registrant had 5,970,373 shares of common stock, par value $0.0001 per share outstanding.

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
•the delisting of our common stock and public warrants from the New York Stock Exchange (the “NYSE”) and the commencement of trading of our common stock and public warrants in the over-the-counter (“OTC”) market;
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
•future exchange and interest rates;
•the outcome of any known and unknown litigation and regulatory proceedings; and
•other risks and uncertainties, including those disclosed under “Item 1A. Risk Factors” contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2024 and the risk factors and other cautionary statements contained in other filings that have been made or will be made with the SEC by the Company.
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

Part I - Financial Information
Item 1. Financial Statements
Heliogen, Inc.
Consolidated Balance Sheets
($ in thousands, except share data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$58,235	$62,715
Short-term restricted cash	500	500
Investments	2,491	12,386
Receivables, net	6,002	4,679
Inventories, net	1,823	1,956
Prepaid and other current assets	2,378	1,230
Total current assets	71,429	83,466
Operating lease right-of-use assets	13,583	13,909
Property, plant and equipment, net	5,332	5,577
Long-term restricted cash	1,000	1,000
Other long-term assets	1,582	3,081
Total assets	$92,926	$107,033
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Trade payables	$1,172	$746
Accrued expenses and other current liabilities	8,216	8,907
Contract liabilities	18,247	17,008
Contract loss provisions	74,516	75,340
Total current liabilities	102,151	102,001
Operating lease liabilities, non-current	12,502	12,878
Other long-term liabilities	194	169
Total liabilities	114,847	115,048
Commitments and contingencies (Note 15)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 5,970,373 and 5,946,315 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	431,998	430,678
Accumulated other comprehensive loss	(517)	(516)
Accumulated deficit	(453,403)	(438,178)
Total stockholders’ equity (deficit)	(21,921)	(8,015)
Total liabilities and stockholders’ equity (deficit)	$92,926	$107,033
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Operations
($ in thousands, except per share and share data)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenue:
Services revenue	$954	$866
Grant revenue	574	1,071
Total revenue	1,528	1,937
Cost of revenue:
Cost of services revenue (including depreciation)	903	941
Cost of grant revenue	574	1,071
Contract loss provisions	—	370
Total cost of revenue	1,477	2,382
Gross profit (loss)	51	(445)

Operating expenses:
Selling, general and administrative	12,387	4,165
Research and development	3,791	5,260
Impairment charges	—	1,008
Total operating expenses	16,178	10,433
Operating loss	(16,127)	(10,878)

Interest income, net	683	283
Gain (loss) on warrant remeasurement	(24)	304
Other income (expense), net	245	(253)
Net loss before taxes	(15,223)	(10,544)
Provision for income taxes	(2)	—
Net loss	$(15,225)	$(10,544)

Loss per share:
Loss per share – Basic and Diluted (1)	$(2.53)	$(1.87)
Weighted average number of shares outstanding – Basic and Diluted (1)	6,020,992	5,623,430

(1)Periods presented have been adjusted to reflect the 1-for-35 reverse stock split on August 31, 2023. See Note 1—Organization and Basis of Presentation—Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Comprehensive Loss
($ in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(15,225)	$(10,544)
Other comprehensive income (loss), net of taxes:
Unrealized gains on available-for-sale securities	1	173
Cumulative translation adjustment	(2)	(37)
Total other comprehensive income (loss), net of taxes	(1)	136
Comprehensive loss	$(15,226)	$(10,408)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
($ in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2023	5,946,315	$1	$430,678	$(516)	$(438,178)	$(8,015)
Net loss	—	—	—	—	(15,225)	(15,225)
Other comprehensive loss	—	—	—	(1)	—	(1)
Share-based compensation	—	—	1,286	—	—	1,286
Vesting of restricted stock units	35,382	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	(11,324)	—	(17)	—	—	(17)
Vesting of warrants issued in connection with customer agreements	—	—	51	—	—	51
Balance as of March 31, 2024	5,970,373	$1	$431,998	$(517)	$(453,403)	$(21,921)

	Common Stock (1)		Additional Paid-in Capital (1)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2022	5,511,839	$1	$434,496	$(593)	$(308,580)	$125,324
Net loss	—	—	—	—	(10,544)	(10,544)
Other comprehensive income	—	—	—	136	—	136
Share-based compensation	—	—	(9,199)	—	—	(9,199)
Vesting of restricted stock units	34,463	—	—	—	—	—
Exercise of stock options	45,631	—	235	—	—	235
Vesting of warrants issued in connection with customer agreements	—	—	76	—	—	76
Balance as of March 31, 2023	5,591,933	$1	$425,608	$(457)	$(319,124)	$106,028

(1)Periods presented have been adjusted to reflect the 1-for-35 reverse stock split on August 31, 2023. See Note 1—Organization and Basis of Presentation—Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,225)	$(10,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	446	601
Impairment charges	—	1,008
Share-based compensation	1,286	(9,199)
Change in fair value of warrants	24	(304)
Change in fair value of contingent consideration	—	1,125
Deferred income taxes	2	—
Non-cash operating lease expense	458	400
Other non-cash operating activities	(119)	(677)
Changes in assets and liabilities:
Receivables, net	(1,331)	(1,497)
Inventories, net	133	(458)
Prepaid and other current assets	(1,147)	(1,786)
Trade payables and accrued liabilities	135	(3,084)
Contract liabilities	1,308	705
Change in contract loss provisions, net	(824)	(77)
Other non-current assets and liabilities	541	(345)
Net cash used in operating activities	(14,313)	(24,132)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(150)	(527)
Purchases of available-for-sale securities	—	(44,520)
Maturities of available-for-sale securities	10,000	62,300
Net cash provided by investing activities	9,850	17,253
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	248
Payment related to taxes for net-share settlement of share-based compensation	(17)	—
Net cash provided by (used in) financing activities	(17)	248
Decrease in cash, cash equivalents and restricted cash	(4,480)	(6,631)
Cash, cash equivalents and restricted cash at the beginning of the period	64,215	47,874
Cash, cash equivalents and restricted cash at the end of the period	$59,735	$41,243
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Cash Flows (continued)
($ in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$58,235	$39,215
Short-term restricted cash	500	528
Long-term restricted cash	1,000	1,500
Total cash, cash equivalents and restricted cash	$59,735	$41,243

Non-cash investing and financing activities:
Fair value of Project Warrants and Collaboration Warrants recognized in equity	$51	$76
Capital expenditures incurred but not yet paid	$65	$56
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements

Note 1—Organization and Basis of Presentation
Background
Heliogen, Inc. and its subsidiaries (collectively, “Heliogen” or the “Company”), is involved in the development and commercialization of next-generation concentrated solar energy. We are developing a modular, artificial intelligence enabled, concentrated solar energy plant that will use an array of mirrors to reflect sunlight and capture, concentrate, store and convert it into cost-effective energy on demand. Unless otherwise indicated or the context requires otherwise, references in our consolidated financial statements to “we,” “us,” or “our” and similar expressions refer to Heliogen.
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
The results reported in these unaudited consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These unaudited consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2024.
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

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
As of March 31, 2024, the Company had liquidity of $60.7 million, consisting of $58.2 million of cash and cash equivalents and $2.5 million of investments and no debt. During the three months ended March 31, 2024, the Company incurred a net loss of $15.2 million and used cash in operations of $14.3 million. The Company expects to continue to generate operating losses and have significant cash outflows from operating activities for at least the next few years. Based on these factors, the Company anticipates that it may not have sufficient resources to fund its cash obligations for the next 12 months after the issuance date of the consolidated financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern.
The Company has evaluated the conditions discussed above and is taking various steps in an effort to alleviate them. The Company is exploring various cost saving opportunities and intends to continue seeking opportunities to generate additional revenue through its commercialization of engineering services. The Company has also engaged a financial advisor and is actively assessing various avenues to secure additional capital, including, but not limited to, the issuance of debt, equity or both. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions.

Note 2—Revenue
Disaggregated Revenue
The following table provides information about disaggregated revenue:

	Three Months Ended
	March 31,
$ in thousands	2024	2023
Project revenue	$533	$816
Engineering services revenue	421	50
Total services revenue	954	866
Grant revenue	574	1,071
Total revenue	$1,528	$1,937
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
Engineering services revenue consists of amounts recognized under contracts with customers for the provision of engineering, research and development (“R&D”), or other similar services in our field of expertise. The Company’s recognized engineering services revenue is associated with engineering studies and projects in the United States (“U.S.”) and Europe.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Grant Revenue
The Company’s grant revenue is primarily related to the Company’s award from the U.S. Department of Energy (the “DOE Award”) for costs incurred during such periods that are reimbursable under the DOE Award.
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
During the three months ended March 31, 2023, we recognized a total provision for contract losses of $0.4 million associated with our projects in Germany. No provision for contract losses was recognized during the three months ended March 31, 2024.
We amortized $0.8 million and $0.4 million during the three months ended March 31, 2024 and 2023, respectively, of the previously recognized contract loss provisions as a reduction to cost of services revenue incurred during the periods based on percentages of completion.
Performance Obligations
Revenue recognized under contracts with customers, which excludes amounts to be received from government grants, relates solely to the performance obligations satisfied during the three months ended March 31, 2024 and 2023 with no revenue recognized from performance obligations satisfied in prior periods.
As of March 31, 2024, we had approximately $37.7 million of transaction prices allocated to remaining performance obligations from our customer contracts. Based on our current forecast, we expect to recognize approximately 28% of the remaining transaction prices as revenue over the next 12 months and the remainder to be recognized thereafter through 2027.
Receivables
Receivables consisted of the following:

$ in thousands	March 31, 2024	December 31, 2023
Trade receivables	$1,697	$954
Grant receivables:
Billed	2,671	—
Unbilled	1,526	3,623
Total grant receivables	4,197	3,623
Other receivables	310	309
Total receivables	6,204	4,886
Allowance for credit losses	(202)	(207)
Total receivables, net	$6,002	$4,679

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Contract Liabilities
The following table outlines the activity related to contract liabilities:

$ in thousands
Balance as of December 31, 2023	$17,008
Payments received in advance of performance	1,836
Revenue recognized	(533)
Recognition of consideration payable associated with Project Warrants	(51)
Other	(13)
Balance as of March 31, 2024	$18,247
During the three months ended March 31, 2024, we recognized revenue of $0.5 million that was included in contract liabilities as of December 31, 2023.
Customer Concentrations
For the three months ended March 31, 2024 and 2023, two customers, including governmental entities, each comprised greater than 10% of our total revenue and collectively represented 95% and 97%, respectively, of our total revenue.
As of March 31, 2024 and December 31, 2023, two customers, including governmental entities, each comprised greater than 10% of our total receivables and represented 83% and 89%, respectively, of our total receivables.

Note 3—Warrants
Public Warrants and Private Warrants
The Company’s warrant liabilities as of March 31, 2024 include public warrants (the “Public Warrants”) and private placement warrants (the “Private Warrants,” and together with the Public Warrants, the “Public and Private Warrants”). The Public Warrants and Private Warrants permit warrant holders to purchase in the aggregate 238,095 shares and 6,667 shares, respectively, of the Company’s common stock at an exercise price of $402.50 per share. The Public and Private Warrants became exercisable on March 18, 2022 and expire on December 30, 2026, or earlier upon redemption or liquidation. The Public and Private Warrants are recorded as liabilities on the consolidated balance sheets and measured at fair value at each reporting date, with the change in fair value included in gain (loss) on warrant remeasurement on the consolidated statements of operations.
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
During the three months ended March 31, 2024 and 2023, $0.1 million and $0.1 million, respectively, was recognized as additional paid-in capital related to the vesting of Project Warrants. As of March 31, 2024, vested Project Warrants were exercisable for 13,675 shares of the Company’s common stock.

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
The Collaboration Warrants are recorded as equity on the consolidated balance sheets and the related expense is recognized ratably as selling, general and administrative (“SG&A”) expense for marketing services to be provided over the estimated service period. The Company recognized SG&A expense, related to the vesting of the Collaboration Warrants, of $0.5 million during the three months ended March 31, 2023. During the fourth quarter of 2023, we fully impaired the Collaboration Warrants and recognized the remaining expense as an impairment charge on our consolidated statements of operations.

Note 4—Investments
The following table summarizes our investments:

	March 31, 2024			December 31, 2023
$ in thousands	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
U.S. treasury bills	$2,491	$—	$2,491	$12,387	$(1)	$12,386
Total investments	$2,491	$—	$2,491	$12,387	$(1)	$12,386
As of March 31, 2024 and December 31, 2023, all of our investments are classified as available-for-sale, have original maturities of one year or less and are disclosed as investments on our consolidated balance sheets.
The cost of securities sold is based on the specific-identification method. During the three months ended March 31, 2024 and 2023, there were no sales of investments.
There were no credit losses for available-for-sale securities recognized during the three months ended March 31, 2024 and 2023 and no allowance for credit losses as of March 31, 2024 and December 31, 2023.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Note 5—Fair Value of Financial Instruments
The Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following table by fair value measurement level:

$ in thousands	Level	March 31, 2024	December 31, 2023
Assets:
Investments	1	$2,491	$12,386
Liabilities:
Public Warrants (1)	1	$121	$97
Private Warrants (1)	2	3	3
________________
(1)Included in other long-term liabilities on the consolidated balance sheets.
Private Warrants. The fair value of the Private Warrants approximates the fair value of the Public Warrants due to the existence of similar redemption provisions. As a result, the Company has determined that the fair value of the Private Warrants at a specific date would be similar to that of the Public Warrants, and thus the fair value is determined by using the closing price of the Public Warrants, which was $0.01 as of March 31, 2024.
Contingent Consideration. In connection with the acquisition of HelioHeat GmbH in September 2021, part of the fair value of the consideration transferred was contingent consideration. The contingent consideration was classified as Level 3 in the fair value hierarchy and measured at fair value using a probability-weighted discounted cash flow model utilizing estimated timing for the commissioning and required operational period of a commercial facility using the acquired particle receiver technology.
As of March 31, 2024 and December 31, 2023, the fair value of the contingent consideration was zero. The following table summarizes the activities of our Level 3 fair value measurement for the three months ended March 31, 2023:

Three Months Ended
March 31,
$ in thousands	2023
Beginning balance	$353
Change in fair value (1)	1,125
Ending balance	$1,478
________________
(1)The changes in the fair value of the contingent consideration are included in other income (expense), net on our consolidated statements of operations.

Note 6—Inventories
Inventories consisted of the following:

$ in thousands	March 31, 2024	December 31, 2023
Raw materials	$1,463	$1,870
Finished goods	2,751	2,424
Work in process	—	53
Reserve for excess and obsolete inventory	(2,391)	(2,391)
Total inventories, net	$1,823	$1,956

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements

Note 7—Property, Plant & Equipment
Major classes of property, plant and equipment, consisted of the following:

$ in thousands	Estimated Useful Lives in Years	March 31, 2024	December 31, 2023
Leasehold improvements	5 — 7	$3,107	$3,107
Computer equipment	2 — 3	2,165	2,165
Machinery, vehicles and other equipment	5 — 10	4,476	4,307
Furniture and fixtures	2 — 5	664	664
Construction in progress		131	125
Total property, plant and equipment		10,543	10,368
Accumulated depreciation		(5,211)	(4,791)
Total property, plant and equipment, net		$5,332	$5,577
Depreciation expense for property, plant and equipment was $0.4 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively, and is recorded in SG&A expense with a portion allocated to cost of services revenue.

Note 8—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

$ in thousands	March 31, 2024	December 31, 2023
Payroll and other employee benefits	$118	$1,084
Professional fees	1,291	1,913
Research, development and project costs	4,532	3,658
Inventory in-transit	—	29
Operating lease liabilities, current portion	1,856	1,792
Other accrued expenses	419	431
Total accrued expenses and other current liabilities	$8,216	$8,907

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Note 9—Equity
Stockholders Rights Plan
On April 16, 2023, the Company’s Board of Directors (the “Board”) declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of the Company’s common stock to the stockholders of record as of the close of business on April 28, 2023, and adopted a limited duration stockholder rights plan, as set forth in the Rights Agreement, dated as of April 16, 2023 (the “Rights Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. The Rights will be exercisable only if a person or group (an “acquiring person”) acquires or launches a tender or exchange offer to acquire beneficial ownership (which includes certain synthetic equity interests) of 12.5% or more of the Company’s outstanding common stock (20% for certain passive institutional investors as described in the Rights Agreement) without the approval of the Board. Under the original terms of the Rights Agreement, once the Rights become exercisable, each Right will entitle its holder (other than the acquiring person, whose rights will become void) to purchase for $122.50, subject to adjustment, additional shares of our common stock having a market value of twice such exercise price. In addition, the Rights Agreement has customary flip-over and exchange features. On April 16, 2024, the Rights Agreement was amended to extend the final expiration date of the Rights Agreement by one year such that the Rights will now expire on April 17, 2025. Refer to Note 16—Subsequent Events for additional information.
The Rights Agreement will reduce the likelihood that any entity, person or group gains control of Heliogen through open market accumulation without paying all stockholders an appropriate control premium or without providing our Board sufficient time to make informed judgments and take actions that are in the best interests of all stockholders.

Note 10—Loss per Share
Basic and diluted loss per share (“EPS”) were as follows:

	Three Months Ended
	March 31,
$ in thousands, except share and per share data	2024	2023
Numerator:
Net loss	$(15,225)	$(10,544)
Denominator:
Weighted-average common shares outstanding	5,952,672	5,561,060
Weighted-average impact of warrants (1)	68,320	62,370
Denominator for basic EPS – weighted-average shares	6,020,992	5,623,430
Effect of dilutive securities	—	—
Denominator for diluted EPS – weighted-average shares	6,020,992	5,623,430

EPS – Basic and Diluted	$(2.53)	$(1.87)
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

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
The following securities were excluded from the calculation of loss per share as their impact would be anti-dilutive:

	Three Months Ended
	March 31,
	2024	2023
Stock options	184,254	558,090
Shares issuable under the employee stock purchase plan	10,149	12,586
Unvested restricted stock units	278,242	336,293
Restricted shares issued upon the early exercise of unvested stock options	—	1,466
Unvested warrants	64,530	69,300
Vested warrants	244,762	244,762

Note 11—Share-based Compensation
The Heliogen, Inc. 2021 Equity Incentive Plan aims to incentivize employees, directors and consultants who render services to the Company through the granting of stock awards, including stock options, stock appreciation right awards, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards, and other stock-based awards.
The following table summarizes our share-based compensation expense by the affected line on our consolidated statements of operations:

	Three Months Ended
	March 31,
$ in thousands	2024	2023
Cost of services revenue	$47	$80
Selling, general and administrative	878	(9,753)
Research and development	361	474
Total share-based compensation expense	$1,286	$(9,199)
The following table summarizes our share-based compensation expense by grant type:

	Three Months Ended
	March 31,
$ in thousands	2024	2023
Stock options	$129	$(12,255)
Restricted stock units	1,148	2,859
Employee stock purchase plan	9	90
Vendor Warrants	—	107
Total share-based compensation expense	$1,286	$(9,199)

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Stock Options
The following table summarizes the Company’s stock option activity:

$ in thousands, except share and per share data	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Outstanding balance as of December 31, 2023	204,394	$12.64	5.82	$6
Forfeited	(1,990)	49.93
Expired	(18,150)	17.61
Outstanding balance as of March 31, 2024	184,254	$11.75	6.03	$3
Exercisable as of March 31, 2024	156,290	$10.95	5.88	$3
As of March 31, 2024, the unrecognized compensation cost related to stock options was $0.5 million which is expected to be recognized over a weighted-average period of 1.0 years.
Restricted Stock Units
The following table summarizes the Company’s RSU award activity:

	Number of Shares	Weighted Average Grant Date Fair Value ($)
Unvested as of December 31, 2023	339,287	$58.92
Granted	28,425	1.60
Vested	(35,382)	67.51
Forfeited	(54,088)	35.16
Unvested as of March 31, 2024	278,242	$56.15
As of March 31, 2024, the unrecognized compensation cost related to unvested RSU awards was $9.1 million which is expected to be recognized over a weighted-average period of 2.3 years.

Note 12—Impairment Charges
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

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Note 13—Income Taxes
We calculate our quarterly tax provision pursuant to the guidelines in Accounting Standards Codification (“ASC”) 740, Income Taxes. ASC 740 requires companies to estimate the annual effective tax rate for current year ordinary income. The estimated annual effective tax rate represents the Company’s estimate of the tax provision in relation to the best estimate of pre-tax ordinary income or loss. The estimated annual effective tax rate is then applied to year-to-date ordinary income or loss to calculate the year-to-date interim tax provision. The relationship between our income tax provision or benefit and our pre-tax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pre-tax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates and changes in valuation allowances. The income tax provision was $2 thousand for the three months ended March 31, 2024. Any income tax benefit associated with the pre-tax loss for the three months ended March 31, 2024 and 2023, resulting primarily from the U.S. jurisdiction, is offset by a full valuation allowance.

Note 14—Related Party Transactions
NantG Power, LLC
On March 24, 2023, Heliogen entered into an agreement with NantG Power, LLC (“NantG”), an affiliated sister-company to Nant Capital LLC, a holder of more than 5% of Heliogen’s outstanding voting stock, to provide front-end concept design and R&D engineering services. During the three months ended March 31, 2024, the Company recognized $86 thousand of services revenue from NantG. The Company did not recognize any revenue from NantG during the three months ended March 31, 2023. As of March 31, 2024 and December 31, 2023, we had outstanding accounts receivable of $0.2 million and $0.1 million, respectively, with NantG.

Note 15—Commitments and Contingencies
From time to time, we are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims and other miscellaneous claims. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our consolidated financial statements as of and for the three months ended March 31, 2024.

Note 16—Subsequent Events
Stockholder Matters
As previously reported, on November 7, 2023, the NYSE notified the Company that it had determined to commence proceedings to delist the Company’s common stock and Public Warrants from the NYSE. Trading in these securities was immediately suspended. The NYSE reached its decision to delist these securities pursuant to Section 802.01B because the Company had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization over a consecutive 30 trading day period of at least $15 million. The Company subsequently appealed the delisting determination.
On April 15, 2024, the Company notified the NYSE that the Company intends to withdraw its appeal of the delisting determination and the Company expects the NYSE to promptly file with the SEC a Notification of Removal From Listing and/or Registration under Section 12(b) of the Exchange Act on Form 25 in order to delist the Company’s common stock and public warrants from the NYSE and deregister the Company’s common stock and public warrants under Section 12(b) of the Exchange Act.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
The Company’s common stock is currently quoted on the OTCQX, the highest market tier operated by the OTC Markets Group, Inc. The Company intends to continue to comply with public company SEC regulations and other NYSE listing requirements, including filing quarterly financial statements, having independently audited financials, and maintaining an independent board of directors with corporate governance rules and oversight committees.
Stockholders Rights Plan
On April 16, 2024, the Company entered into Amendment No. 1 (the “Amendment”) to the Rights Agreement. The Amendment extends the final expiration date of the Rights Agreement by one year such that the Rights will now expire on April 17, 2025. The Amendment also changes the definition of “Exercise Price” from $122.50 to $26.40 and amends the definition of “acquiring person” to reflect the terms and conditions of the limited waiver previously granted by the Company to Nant Capital, LLC and certain of its affiliates, as previously disclosed on the Company’s Current Report on Form 8-K dated February 15, 2024. The Rights Agreement otherwise remains unmodified and in full force and effect in accordance with its terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion includes forward-looking statements that involve risks, uncertainties and assumptions, including those described in “Cautionary Note Regarding Forward-Looking Statements” included in the fore-part in this Quarterly Report on Form 10-Q (our “Quarterly Report”) and included in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”), as filed with the SEC on March 26, 2024.
The following MD&A should be read in conjunction with our consolidated financial statements and related notes included in Part I Item 1 in this Quarterly Report and our audited consolidated financial statements as of December 31, 2023, included in our Annual Report.
Overview
Heliogen, Inc. and its subsidiaries (collectively, “Heliogen,” the “Company,” “we,” “us,” or “our”) is a leader in next generation concentrated solar energy. We are developing a modular, artificial intelligence enabled, concentrated solar energy plant that will use an array of mirrors to reflect sunlight and capture, concentrate, store and convert it into cost-effective energy on demand. Our product offering will deliver industrial process steam around the clock using thermal energy storage based on proven technology. This steam can also be used to produce electricity when paired with a steam turbine and green hydrogen when coupled with a solid oxide electrolyzer. Our next-generation system will be able to cost-effectively generate and store thermal energy at very high temperatures, enabling more cost-effective production of electricity at a smaller scale. The inclusion of a thermal energy storage system distinguishes our solution from clean energy provided by typical photovoltaic and wind installations which do not produce thermal energy and are only able to produce energy intermittently unless battery storage is added. The system will be configurable for several applications, including carbon-free industrial-grade heat and steam (for use in industrial processes), clean power (electricity), and generation of green hydrogen, based on a customer’s needs.
Recent Developments
U.S. Department of Energy Award. Budget approved and finalized for $4.0 million award from the U.S. Department of Energy (the “DOE”) to accelerate the large-scale development and deployment of a solar thermal calciner to decarbonize cement production.
Stockholder Matters. On November 7, 2023, we received a letter from the NYSE notifying us that it had determined to commence proceedings to delist our common stock and Public Warrants from the NYSE pursuant to Section 802.01B. Trading in these securities was immediately suspended. We subsequently appealed the delisting determination. On April 15, 2024, we notified the NYSE that we intend to withdraw our appeal of the delisting determination and we expect the NYSE to promptly file with the SEC a Notification of Removal From Listing and/or Registration under Section 12(b) of the Exchange Act on Form 25 in order to delist our common stock and public warrants from the NYSE and deregister our common stock and public warrants under Section 12(b) of the Exchange Act.
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
Stockholder Rights Plan. On April 16, 2024, we entered into Amendment No. 1 (the “Amendment”) to the Rights Agreement. The Amendment extends the final expiration date of the Rights Agreement by one year such that the Rights will now expire on April 17, 2025. The Amendment also changes the definition of “Exercise Price” from $122.50 to $26.40 and amends the definition of “acquiring person” to reflect the terms and conditions of the limited waiver previously granted by us to Nant Capital, LLC and certain of its affiliates, as previously disclosed on the Company’s Current Report on Form 8-K dated February 15, 2024. The Rights Agreement otherwise remains unmodified and in full force and effect in accordance with its terms.

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
In March 2022, we secured a contract to engineer and construct a 5 MWe commercial-scale concentrated solar energy facility (the “Capella Project”) with Woodside Energy (USA) Inc. (“Woodside”) in Mojave, California with a total transaction price of $45.5 million and received an award from the DOE of $39.0 million (the “DOE Award”) to support the Capella Project, of which $3.9 million will be paid directly by the DOE to another party providing services under the DOE Award at our direction.
Cost of Conducting Our Business
Cost of revenue consists primarily of direct material, labor and subcontractor costs related to our revenue contracts. Additionally, we have indirect costs related to contract performance, such as indirect labor, supplies, tools and allocated depreciation.
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended
	March 31,
$ in thousands	2024	2023	$ Change	% Change
Revenue:
Services revenue	$954	$866	$88	10%
Grant revenue	574	1,071	(497)	(46)%
Total revenue	1,528	1,937	(409)
Cost of revenue:
Cost of services revenue (including depreciation)	903	941	(38)	(4)%
Cost of grant revenue	574	1,071	(497)	(46)%
Contract loss provisions	—	370	(370)	(100)%
Gross profit (loss)	51	(445)	496

Operating expenses:
Selling, general and administrative	12,387	4,165	8,222	197%
Research and development	3,791	5,260	(1,469)	(28)%
Impairment charges	—	1,008	(1,008)	(100)%
Operating loss	(16,127)	(10,878)	(5,249)

Interest income, net	683	283	400	141%
Gain (loss) on warrant remeasurement	(24)	304	(328)	(108)%
Other income (expense), net	245	(253)	498	(197)%
Net loss before taxes	(15,223)	(10,544)	(4,679)
Provision for income taxes	(2)	—	(2)	n/m
Net loss	$(15,225)	$(10,544)	$(4,681)
________________
n/m — not meaningful.

Revenue and Gross Profit (Loss)
During the three months ended March 31, 2024, we recognized total revenue of $1.5 million, a decrease of $0.4 million compared to total revenue of $1.9 million for the three months ended March 31, 2023.
We recognized services revenue of $1.0 million during the three months ended March 31, 2024, an increase of $0.1 million compared to services revenue of $0.9 million for the three months ended March 31, 2023. The increase in services revenue is primarily due to an increase in engineering services performed during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was offset by a reduction in revenue recognized on the Capella Project during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, resulting from a decrease in the cost incurred on the project.
We recognized grant revenue of $0.6 million during the three months ended March 31, 2024, a decrease of $0.5 million compared to grant revenue of $1.1 million for the three months ended March 31, 2023. The decrease was driven by a decrease in reimbursable costs incurred on the Capella Project under the DOE Award for the three months ended March 31, 2024.
During the three months ended March 31, 2024, we recognized a gross profit of $0.1 million, a change of $0.5 million compared to gross loss of $0.4 million for the three months ended March 31, 2023. The change was primarily driven by the recognition of a contract loss provision during the three months ended March 31, 2023 of $0.4 million primarily related to our German operations.
Selling, General and Administrative
The following table summarizes selling, general and administrative (“SG&A”) expenses:

	Three Months Ended
	March 31,
$ in thousands	2024	2023	$ Change
Employee compensation, excluding share-based compensation	$4,243	$5,594	$(1,351)
Share-based compensation	878	(9,753)	10,631
Collaboration Warrants	—	495	(495)
Other selling, general and administrative	7,266	7,829	(563)
Total selling, general and administrative	$12,387	$4,165	$8,222
During the three months ended March 31, 2024, we recognized SG&A expense of $12.4 million, an increase of $8.2 million compared to SG&A expense of $4.2 million for the three months ended March 31, 2023. The increase was primarily driven by a one-time reversal of share-based compensation of $12.5 million during the first quarter of 2023, as a result of stock options forfeited in connection with the termination of our former Chief Executive Officer, as well as an overall reduction in share-based compensation expense due to forfeitures. The increase was partially offset by a decrease of $0.9 million in employee compensation primarily driven by headcount reductions in 2023 and a decrease of $0.4 million in reorganization costs related to employee severance and related benefits.

Research and Development
The following table summarizes research and development (“R&D”) expenses:

	Three Months Ended
	March 31,
$ in thousands	2024	2023	$ Change
Employee compensation, excluding share-based compensation	$2,493	$3,787	$(1,294)
Share-based compensation	361	474	(113)
Other research and development	937	999	(62)
Total research and development	$3,791	$5,260	$(1,469)
During the three months ended March 31, 2024, we recognized R&D expense of $3.8 million, a decrease of $1.5 million compared to R&D expense of $5.3 million for the three months ended March 31, 2023. The decrease was driven by a decrease of $1.3 million in employee compensation primarily due to headcount reductions in 2023 and a decrease of $0.1 million in share-based compensation expense.
Impairment Charges
During the first quarter of 2023, we fully impaired goodwill, resulting in a $1.0 million impairment charge due to a sustained decrease in our market capitalization. We had no impairment charges for the three months ended March 31, 2024.
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
Total liquidity, including cash and cash equivalents and available-for-sale investments are as follows:

$ in thousands	May 2, 2024	March 31, 2024
Cash and cash equivalents	$59,284	$58,235
Investments	—	2,491
Total liquidity	$59,284	$60,726
Going Concern
The accompanying financial statements have been prepared assuming we will continue as a going concern. As of March 31, 2024, our liquidity was $60.7 million and we had an accumulated deficit of $453.4 million. During the three months ended March 31, 2024, we incurred a net loss of $15.2 million and used cash in operations of $14.3 million. We expect to continue to generate operating losses and have significant cash outflows from operating activities for at least the next few years. Based on our liquidity position as of March 31, 2024 and our current forecast of operating results and cash flows, we anticipate that we may not have sufficient resources to fund our cash obligations for the next 12 months after the issuance date of this Quarterly Report. These factors raise substantial doubt about our ability to continue as a going concern.

We have evaluated the conditions discussed above and we are taking various steps in an effort to alleviate them. We are exploring various cost saving opportunities and intend to continue seeking opportunities to generate additional revenue through our commercialization of engineering services. We have also engaged a financial advisor and we are actively assessing various avenues to secure additional capital, including, but not limited to, the issuance of debt, equity or both. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to us. If we are unable to effectively implement additional cost reductions, generate additional revenue or raise additional funding, we may be forced to delay, reduce or eliminate some or all of our commercialization efforts, product expansion or R&D programs and our business, financial condition and results of operations could be materially and adversely affected. Assuming no additional funding and based on our current operating and development plans, we expect that existing liquidity as of the date of this filing will be sufficient to fund currently anticipated operating expenses through the end of 2024.
Summary of Cash Flows
The following table provides a summary of our cash flows:

	Three Months Ended
	March 31,
$ in thousands	2024	2023
Net cash used in operating activities	$(14,313)	$(24,132)
Net cash provided by investing activities	9,850	17,253
Net cash provided by (used in) financing activities	(17)	248
Net Cash from Operating Activities. Net cash used in operating activities was $14.3 million for the three months ended March 31, 2024 compared to net cash used in operating activities of $24.1 million for the three months ended March 31, 2023. The $9.8 million decrease in the net cash used in operating activities was primarily driven by reductions in headcount and discretionary spending as we focused on cost saving opportunities.
Net Cash from Investing Activities. Net cash provided by investing activities was $9.9 million for the three months ended March 31, 2024 compared to net cash provided by investing activities of $17.3 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, we received proceeds from the maturities of available-for-sale securities of $10.0 million to fund our operations, partially offset by capital expenditures of $0.2 million.
For the three months ended March 31, 2023, we received net proceeds from the maturities of available-for-sale securities of $17.8 million, partially offset by capital expenditures of $0.5 million.
Net Cash from Financing Activities. Net cash used in financing activities was $17 thousand for the three months ended March 31, 2024 compared to net cash provided by financing activities of $0.2 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, we paid $17 thousand related to taxes for net-share settlement of share-based compensation. For three months ended March 31, 2023, we received proceeds of $0.2 million from stock option exercises.
Cash Requirements
Our material cash requirements from known contractual and other obligations consist of our long-term operating leases, which are primarily for real estate. Refer to Note 11—Leases to our consolidated financial statements in Part II, Item 8 of our Annual Report, for additional information regarding maturity analysis of our operating leases.
Critical Accounting Estimates
There have been no material changes to our discussion of critical accounting estimates from those set forth in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in our internal control over financial reporting described in our Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective.
Changes in Internal Control over Financial Reporting
In January 2024, we had changes to our executive team. Our Chief Financial Officer resigned effective January 11, 2024 and the Board appointed an Interim Chief Financial Officer. In addition, our Chief Accounting Officer resigned effective January 26, 2024 and a new Chief Accounting Officer was appointed at the same time. In March 2024, the Board appointed a new Chief Financial Officer effective April 1, 2024. Other than in connection with changes in personnel and executing upon the implementation of the remediation measures described in our Annual Report and the associated changes to our internal control over financial reporting, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
Information relating to various commitments and contingencies is described in Note 15—Commitments and Contingencies to our consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report, other than as set forth below.
Our common stock and Public Warrants have been delisted from the NYSE and are not listed on any other national securities exchange.
On November 7, 2023, we received a letter from the staff of NYSE Regulation notifying us that it had determined to commence proceedings to delist our common stock and public warrants (“Public Warrants”). Trading in these securities was immediately suspended. The NYSE Regulation reached its decision to delist these securities pursuant to Section 802.01B of the NYSE’s Listed Company Manual because we had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization over a consecutive 30 trading day period of at least $15 million. On April 15, 2024, we notified the NYSE that we intended to withdraw our appeal of the delisting determination and we expect the NYSE to promptly file with the SEC a Notification of Removal From Listing and/or Registration under Section 12(b) of the Exchange Act on Form 25 in order to delist our common stock and Public Warrants from the NYSE and deregister our common stock and Public Warrants under Section 12(b) of the Exchange Act.
On November 8, 2023, our common stock and Public Warrants began trading on the OTC market under the symbols HLGN and HLGNW, respectively. We can provide no assurance that we will be able to, re-list our common stock or the Public Warrants on a national securities exchange or that there will be an active market for these securities on the OTC market. Moreover, without an active trading market, the market price of our securities may be extremely volatile and not reflective of the market price that would be seen on a more active trading market. For so long as our common stock is limited to trading on the OTC market, we and our stockholders could face significant negative consequences including:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Heliogen, Inc.	8-K	001-40209	3.1	January 6, 2022
3.2	Certificate of Amendment of Certificate of Incorporation of Heliogen, Inc., dated August 31, 2023.	8-K	001-40209	3.1	August 31, 2023
3.3	Second Amended and Restated Bylaws of Heliogen, Inc.	10-Q	001-40209	3.2	November 8, 2022
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Heliogen, Inc.	8-K	001-40209	3.1	April 17, 2023
4.1	Rights Agreement, dated as of April 16, 2023, between Heliogen, Inc. and Continental Stock Transfer & Trust Company, as rights agent.	8-K	001-40209	4.1	April 17, 2023
4.2	Amendment No. 1, dated as of April 16, 2024, to Rights Agreement, dated as of April 16, 2023, by and between Heliogen, Inc. and Continental Stock Transfer & Trust Company, as rights agent.	8-K	001-40209	4.1	April 16, 2024
10.1	Executive Employment Agreement, dated March 25, 2024, by and between Phelps Morris and Heliogen, Inc.	8-K	001-40209	10.1	March 25, 2024
10.2	Consulting Agreement, dated as of January 11, 2024, by and among Heliogen, Inc., A&K Financial Consulting Services, LLC and Alan Gahm	8-K	001-40209	10.2	January 12, 2024
10.3	Transition Agreement, dated as of January 11, 2024, by and between Heliogen, Inc. and Sagar Kurada.	8-K	001-40209	10.1	January 12, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2024.

Heliogen, Inc.

By:	/s/ Christiana Obiaya
Christiana Obiaya
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Phelps Morris
Phelps Morris
Chief Financial Officer (Principal Financial Officer)
.