Form 10-Q
period 2024-06-30
Heliogen, Inc.
filed 2024-08-06
CIK 1840292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number: 001-40209
Heliogen, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-4204953
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
130 West Union Street, Pasadena, California	91103
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (626) 720-4530
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	HLGN	OTCQX
Warrants, each 35 warrants exercisable for one share of common stock at an exercise price of $402.50 per share	HLGNW	OTCPK
Preferred Share Purchase Rights	N/A	OTCQX
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2024, the registrant had 6,005,967 shares of common stock, par value $0.0001 per share outstanding.

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
•the success of our strategic relationships with third parties;
•our ability to scale in a cost-effective manner;
•developments and projections relating to our competitors and industry;
•supply chain disruptions;
•our ability to protect our intellectual property (“IP”);

•the actions of our stockholders and the related impact on the price of our common stock;
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
•future exchange and interest rates;
•the outcome of any known and unknown litigation and regulatory proceedings; and
•other risks and uncertainties, including those disclosed under “Item 1A. Risk Factors” contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2024, as supplemented by the risk factor disclosed in Part II, Item 1A. Risk Factors in our Quarterly Report for the period ended March 31, 2024 and the risk factors and other cautionary statements contained in other filings that have been made or will be made with the SEC by the Company.
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

Part I - Financial Information
Item 1. Financial Statements
Heliogen, Inc.
Consolidated Balance Sheets
($ in thousands, except share data)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$51,839	$62,715
Short-term restricted cash	500	500
Investments	—	12,386
Receivables, net	4,028	4,679
Inventories, net	—	1,956
Prepaid and other current assets	2,481	1,230
Total current assets	58,848	83,466
Operating lease right-of-use assets	6,688	13,909
Property, plant and equipment, net	1,243	5,577
Long-term restricted cash	1,000	1,000
Other long-term assets	1,508	3,081
Total assets	$69,287	$107,033
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Trade payables	$1,403	$746
Accrued expenses and other current liabilities	9,015	8,907
Contract liabilities	19,259	17,008
Contract loss provisions	74,763	75,340
Total current liabilities	104,440	102,001
Operating lease liabilities, non-current	5,177	12,878
Other long-term liabilities	149	169
Total liabilities	109,766	115,048
Commitments and contingencies (Note 15)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 5,989,932 and 5,946,315 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	432,724	430,678
Accumulated other comprehensive loss	(519)	(516)
Accumulated deficit	(472,685)	(438,178)
Total stockholders’ equity (deficit)	(40,479)	(8,015)
Total liabilities and stockholders’ equity (deficit)	$69,287	$107,033
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Operations
($ in thousands, except per share and share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Services revenue	$786	$912	$1,740	$1,778
Grant revenue	1,475	482	2,049	1,553
Total revenue	2,261	1,394	3,789	3,331
Cost of revenue:
Cost of services revenue (including depreciation)	2,454	1,060	3,357	2,001
Cost of grant revenue	1,475	442	2,049	1,513
Contract loss provisions	—	20	—	390
Total cost of revenue	3,929	1,522	5,406	3,904
Gross loss	(1,668)	(128)	(1,617)	(573)

Operating expenses:
Selling, general and administrative	9,505	17,652	21,860	21,345
Research and development	4,751	4,946	8,542	10,206
Impairment and other charges	4,128	—	4,160	1,480
Total operating expenses	18,384	22,598	34,562	33,031
Operating loss	(20,052)	(22,726)	(36,179)	(33,604)

Interest income, net	675	270	1,358	553
Gain (loss) on warrant remeasurement	45	(52)	21	252
Other income, net	52	827	297	574
Net loss before taxes	(19,280)	(21,681)	(34,503)	(32,225)
Provision for income taxes	(2)	(2)	(4)	(2)
Net loss	$(19,282)	$(21,683)	$(34,507)	$(32,227)

Loss per share:
Loss per share – Basic and Diluted (1)	$(3.19)	$(3.79)	$(5.72)	$(5.68)
Weighted average number of shares outstanding – Basic and Diluted (1)	6,045,324	5,728,261	6,033,158	5,676,134

(1)Periods presented have been adjusted to reflect the 1-for-35 reverse stock split on August 31, 2023. See Note 1—Organization and Basis of Presentation—Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Comprehensive Loss
($ in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(19,282)	$(21,683)	$(34,507)	$(32,227)
Other comprehensive income (loss), net of taxes:
Unrealized gains on available-for-sale securities	—	25	1	198
Cumulative translation adjustment	(2)	(24)	(4)	(61)
Total other comprehensive income (loss), net of taxes	(2)	1	(3)	137
Comprehensive loss	$(19,284)	$(21,682)	$(34,510)	$(32,090)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
($ in thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance as of March 31, 2024	5,970,373	$1	$431,998	$(517)	$(453,403)	$(21,921)
Net loss	—	—	—	—	(19,282)	(19,282)
Other comprehensive loss	—	—	—	(2)	—	(2)
Share-based compensation	—	—	681	—	—	681
Issuance of common stock under employee stock purchase plan	8,114	—	13	—	—	13
Vesting of restricted stock units	16,984	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	(5,539)	—	(11)	—	—	(11)
Vesting of warrants issued in connection with customer agreements	—	—	43	—	—	43
Balance as of June 30, 2024	5,989,932	$1	$432,724	$(519)	$(472,685)	$(40,479)

	Three Months Ended June 30, 2023
	Common Stock (1)		Additional Paid-in Capital (1)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance as of March 31, 2023	5,591,933	$1	$425,608	$(457)	$(319,124)	$106,028
Net loss	—	—	—	—	(21,683)	(21,683)
Other comprehensive income	—	—	—	1	—	1
Share-based compensation	—	—	2,816	—	—	2,816
Issuance of common stock under employee stock purchase plan	19,284	—	168	—	—	168
Vesting of restricted stock units	25,173	—	—	—	—	—
Exercise of stock options	208,589	—	927	—	—	927
Vesting of warrants issued in connection with customer agreements	—	—	63	—	—	63
Balance as of June 30, 2023	5,844,979	$1	$429,582	$(456)	$(340,807)	$88,320

(1)Periods presented have been adjusted to reflect the 1-for-35 reverse stock split on August 31, 2023. See Note 1—Organization and Basis of Presentation—Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit) (continued)
($ in thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2023	5,946,315	$1	$430,678	$(516)	$(438,178)	$(8,015)
Net loss	—	—	—	—	(34,507)	(34,507)
Other comprehensive loss	—	—	—	(3)	—	(3)
Share-based compensation	—	—	1,967	—	—	1,967
Issuance of common stock under employee stock purchase plan	8,114	—	13	—	—	13
Vesting of restricted stock units	52,366	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	(16,863)	—	(28)	—	—	(28)
Vesting of warrants issued in connection with customer agreements	—	—	94	—	—	94
Balance as of June 30, 2024	5,989,932	$1	$432,724	$(519)	$(472,685)	$(40,479)

	Six Months Ended June 30, 2023
	Common Stock (1)		Additional Paid-in Capital (1)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2022	5,511,839	$1	$434,496	$(593)	$(308,580)	$125,324
Net loss	—	—	—	—	(32,227)	(32,227)
Other comprehensive income	—	—	—	137	—	137
Share-based compensation	—	—	(6,383)	—	—	(6,383)
Issuance of common stock under employee stock purchase plan	19,284	—	168	—	—	168
Vesting of restricted stock units	59,636	—	—	—	—	—
Exercise of stock options	254,220	—	1,162	—	—	1,162
Vesting of warrants issued in connection with customer agreements	—	—	139	—	—	139
Balance as of June 30, 2023	5,844,979	$1	$429,582	$(456)	$(340,807)	$88,320

(1)Periods presented have been adjusted to reflect the 1-for-35 reverse stock split on August 31, 2023. See Note 1—Organization and Basis of Presentation—Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,507)	$(32,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	795	1,193
Impairment charges	3,354	1,008
Provision for inventory reserve	1,729	—
Share-based compensation	1,967	(6,383)
Change in fair value of warrants	(21)	(252)
Change in fair value of contingent consideration	—	1,237
Deferred income taxes	4	1
Non-cash operating lease expense	936	828
Other non-cash operating activities	(159)	(1,340)
Changes in assets and liabilities:
Receivables, net	628	3,331
Inventories, net	227	(1,413)
Prepaid and other current assets	(1,247)	(1,213)
Trade payables and accrued liabilities	258	(2,718)
Contract liabilities	2,377	2,046
Change in contract loss provisions, net	(577)	(934)
Other non-current assets and liabilities	638	(1,521)
Net cash used in operating activities	(23,598)	(38,357)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(224)	(854)
Proceeds from sale of property, plant and equipment	461	—
Purchases of available-for-sale securities	—	(81,488)
Maturities of available-for-sale securities	12,500	116,500
Net cash provided by investing activities	12,737	34,158
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	1,155
Proceeds from issuance of common stock under employee stock purchase plan	13	168
Payment related to taxes for net-share settlement of share-based compensation	(28)	—
Net cash provided by (used in) financing activities	(15)	1,323
Decrease in cash, cash equivalents and restricted cash	(10,876)	(2,876)
Cash, cash equivalents and restricted cash at the beginning of the period	64,215	47,874
Cash, cash equivalents and restricted cash at the end of the period	$53,339	$44,998
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Cash Flows (continued)
($ in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$51,839	$43,498
Short-term restricted cash	500	—
Long-term restricted cash	1,000	1,500
Total cash, cash equivalents and restricted cash	$53,339	$44,998

Non-cash investing and financing activities:
Fair value of Project Warrants and Collaboration Warrants recognized in equity	$94	$139
Capital expenditures incurred but not yet paid	$—	$1
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
Certain immaterial prior period amounts, such as severance costs and share-based compensation for vendor warrants, have been reclassified to conform to current period presentation. These changes did not have a material impact on our financial position or results of operations.
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

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
As of June 30, 2024, the Company had liquidity of $51.8 million, consisting of cash and cash equivalents and no debt. During the six months ended June 30, 2024, the Company incurred a net loss of $34.5 million and used cash in operations of $23.6 million. The Company expects to continue to generate operating losses and have significant cash outflows from operating activities for at least the next few years. Based on these factors, the Company anticipates that it may not have sufficient resources to fund its cash obligations for the next 12 months after the issuance date of the consolidated financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern.
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
On May 16, 2024, the Company made the strategic decision to implement a targeted plan, which included a workforce reduction, the closing of the Company’s manufacturing facility in Long Beach, California, (the “Manufacturing Facility”) and a reduction in third-party costs. These actions are intended to further reduce structural costs and operating expenses and better align the Company’s operating structure for commercialization with a technology-centric and capital light model, as the Company continues to explore and evaluate strategic alternatives with its third-party financial advisor.
The Company estimates it could incur the following charges in connection with the targeted plan; $3.4 million to $4.0 million of asset write-off costs, including impairment charges, $0.6 million to $0.8 million of employee transition, severance payments and related benefits, and $0.2 million to $2.0 million of costs associated with closing the manufacturing facility, including lease termination costs and other related costs. The Company has incurred $4.2 million of these costs through June 30, 2024, which were recorded as impairment and other charges on our consolidated statements of operations. We expect to incur the remainder of these costs through the end of 2024. Refer to Note 12—Impairment and Other Charges for additional information.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions.

Note 2—Revenue
Disaggregated Revenue
The following table provides information about disaggregated revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands	2024	2023	2024	2023
Project revenue	$442	$635	$975	$1,451
Engineering services revenue	344	277	765	327
Total services revenue	786	912	1,740	1,778
Grant revenue	1,475	482	2,049	1,553
Total revenue	$2,261	$1,394	$3,789	$3,331

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
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
Grant Revenue
The Company’s grant revenue is primarily related to the Company’s award (the “DOE Award”) from the U.S. Department of Energy (the “DOE”) for costs incurred during such periods that are reimbursable under the DOE Award. During the second quarter of 2024, the proposed budget modification was approved by the DOE for the Capella Project, which did not change the DOE Award amount but resulted in updated cost sharing ratios and indirect rates.
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
During the three and six months ended June 30, 2023, we recognized total provision for contract losses of $20 thousand and $0.4 million, respectively, associated with our projects in Germany. No provision for contract losses was recognized during the three and six months ended June 30, 2024.
We amortized $(0.2) million and $0.6 million during the three and six months ended June 30, 2024, respectively, and $0.9 million and $1.3 million during the three and six months ended June 30, 2023, respectively, of the previously recognized contract loss provisions as a reduction to cost of services revenue incurred during the periods based on percentages of completion.
Performance Obligations
Revenue recognized under contracts with customers, which excludes amounts to be received from government grants, relates solely to the performance obligations satisfied during the three and six months ended June 30, 2024 and 2023 with no revenue recognized from performance obligations satisfied in prior periods.
As of June 30, 2024, we had approximately $37.2 million of transaction prices allocated to remaining performance obligations from our customer contracts. Based on our current forecast, we expect to recognize approximately 42% of the remaining transaction prices as revenue over the next 12 months and the remainder to be recognized thereafter through 2027.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Receivables
Receivables consisted of the following:

$ in thousands	June 30, 2024	December 31, 2023
Trade receivables	$966	$954
Grant receivables:
Billed	2,470	—
Unbilled	530	3,623
Total grant receivables	3,000	3,623
Other receivables	262	309
Total receivables	4,228	4,886
Allowance for credit losses	(200)	(207)
Total receivables, net	$4,028	$4,679
Contract Liabilities
The following table outlines the activity related to contract liabilities:

$ in thousands
Balance as of December 31, 2023	$17,008
Payments received in advance of performance	3,336
Revenue recognized	(975)
Recognition of consideration payable associated with Project Warrants	(94)
Other	(16)
Balance as of June 30, 2024	$19,259
During the three and six months ended June 30, 2024, we recognized revenue of $0.4 million and $1.0 million, respectively, that was included in contract liabilities as of December 31, 2023.
Customer Concentrations
The following table shows the customers, including governmental entities, who accounted for greater than 10% of our total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Customer A	31%	46%	41%	44%
Customer B	65%	32%	54%	45%
Customer C	—%	15%	—%	—%
The following table shows the customers, including governmental entities, who accounted for greater than 10% of our total receivables:

	June 30, 2024	December 31, 2023
Customer B	74%	77%
Customer C	13%	12%

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Note 3—Warrants
Public Warrants and Private Warrants
The Company’s warrant liabilities as of June 30, 2024 include public warrants (the “Public Warrants”) and private placement warrants (the “Private Warrants,” and together with the Public Warrants, the “Public and Private Warrants”). The Public Warrants and Private Warrants permit warrant holders to purchase in the aggregate 238,095 shares and 6,667 shares, respectively, of the Company’s common stock at an exercise price of $402.50 per share. The Public and Private Warrants became exercisable on March 18, 2022 and expire on December 30, 2026, or earlier upon redemption or liquidation. The Public and Private Warrants are recorded as liabilities on the consolidated balance sheets and measured at fair value at each reporting date, with the change in fair value included in gain (loss) on warrant remeasurement on the consolidated statements of operations.
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
During the three and six months ended June 30, 2024, $43 thousand and $0.1 million, respectively, was recognized as additional paid-in capital related to the vesting of Project Warrants. During the three and six months ended June 30, 2023, $63 thousand and $0.1 million, respectively, was recognized as additional paid-in capital related to the vesting of Project Warrants. As of June 30, 2024, vested Project Warrants were exercisable for 14,457 shares of the Company’s common stock.
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
The Collaboration Warrants are recorded as equity on the consolidated balance sheets and the related expense is recognized ratably as selling, general and administrative (“SG&A”) expense for marketing services to be provided over the estimated service period. The Company recognized SG&A expense, related to the vesting of the Collaboration Warrants, of $0.5 million and $1.0 million, respectively, during the three and six months ended June 30, 2023, respectively. During the fourth quarter of 2023, we fully impaired the Collaboration Warrants and recognized the remaining expense as an impairment charge on our consolidated statements of operations.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Note 4—Fair Value of Financial Instruments
The Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following table by fair value measurement level:

$ in thousands	Level	June 30, 2024	December 31, 2023
Assets:
Investments	1	$—	$12,386
Liabilities:
Public Warrants (1)	1	$78	$97
Private Warrants (1)	2	2	3
________________
(1)Included in other long-term liabilities on the consolidated balance sheets.
Private Warrants. The fair value of the Private Warrants approximates the fair value of the Public Warrants due to the existence of similar redemption provisions. As a result, the Company has determined that the fair value of the Private Warrants at a specific date would be similar to that of the Public Warrants, and thus the fair value is determined by using the closing price of the Public Warrants, which was $0.01 as of June 30, 2024.
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
As of June 30, 2024 and December 31, 2023, the fair value of the contingent consideration was zero. The following table summarizes the activities of our Level 3 fair value measurement for the three and six months ended June 30, 2023:

	Three Months Ended	Six Months Ended
$ in thousands	June 30, 2023	June 30, 2023
Beginning balance	$1,478	$353
Change in fair value (1)	112	1,237
Ending balance	$1,590	$1,590
________________
(1)The changes in the fair value of the contingent consideration are included in other income, net on our consolidated statements of operations.

Note 5—Inventories
Inventories consisted of the following:

$ in thousands	June 30, 2024	December 31, 2023
Raw materials	$1,411	$1,870
Finished goods	2,709	2,424
Work in process	—	53
Reserve for excess and obsolete inventory	(4,120)	(2,391)
Total inventories, net	$—	$1,956

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
During the three and six months ended June 30, 2024, we recorded an inventory reserve of $1.7 million, included in cost of services revenue on our consolidated statements of operations, to adjust for excess and obsolete inventories based on our current future project needs.

Note 6—Property, Plant & Equipment
Major classes of property, plant and equipment, consisted of the following:

$ in thousands	Estimated Useful Lives in Years	June 30, 2024	December 31, 2023
Leasehold improvements	5 — 7	$757	$3,107
Computer equipment	2 — 3	2,105	2,165
Machinery, vehicles and other equipment	5 — 7	1,667	4,307
Furniture and fixtures	2 — 5	560	664
Construction in progress		—	125
Total property, plant and equipment		5,089	10,368
Accumulated depreciation		(3,846)	(4,791)
Total property, plant and equipment, net		$1,243	$5,577
Depreciation expense for property, plant and equipment was $0.3 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively, and $0.7 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively, and is recorded in SG&A expense with a portion allocated to cost of services revenue.
During the three and six months ended June 30, 2024, we recorded an impairment of property, plant and equipment of $3.4 million, included in impairment and other charges on our consolidated statements of operations. Refer to Note 12—Impairment and Other Charges—Impairments for additional information.
Asset Sales
During the three months ended June 30, 2024, we began to sell assets located at our Manufacturing Facility as a result of the decision to close the facility. Refer to Note 1—Organization and Basis of Presentation—Liquidity and Going Concern for additional information. During the three months ended June 30, 2024, we received $0.5 million in proceeds from the sale of property, plant and equipment and recognized a gain of $21 thousand from disposal of assets, which is recorded in SG&A expense with a portion allocated to cost of services revenue.

Note 7—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

$ in thousands	June 30, 2024	December 31, 2023
Payroll and other employee benefits	$1,114	$1,084
Professional fees	893	1,913
Research, development and project costs	4,285	3,658
Inventory in-transit	—	29
Operating lease liabilities, current portion	2,303	1,792
Other accrued expenses	420	431
Total accrued expenses and other current liabilities	$9,015	$8,907

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Note 8—Leases
The Company has operating leases, primarily for real estate. There are no material residual value guarantees associated with any of the Company’s operating leases.
As discussed in Note 1—Organization and Basis of Presentation—Liquidity and Going Concern, on May 16, 2024, the Company made the decision to implement a targeted plan, which included a workforce reduction, the closing of its Manufacturing Facility and a reduction in third-party costs. Due to the decision to close the Manufacturing Facility, the Company no longer anticipates utilizing the five-year renewal option for the manufacturing space in Long Beach, California (the “Long Beach Lease”). As a result, during the three months ended June 30, 2024, our right-of-use asset and operating lease liabilities for the Long Beach Lease were both decreased by $6.4 million. As of June 30, 2024, the Company still has a $1.5 million standby letter of credit outstanding associated with the Long Beach lease, included in restricted cash on the consolidated balance sheet. No amounts have been drawn under the standby letter of credit.
The following table provides information on the amounts of our right-of-use assets and liabilities included on our consolidated balances sheets:

$ in thousands	Financial Statement Line	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$6,688	$13,909
Operating lease liabilities, current	Accrued expenses and other current liabilities	2,303	1,792
Operating lease liabilities, non-current	Operating lease liabilities, non-current	5,177	12,878
The following table summarizes the components of lease costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands	2024	2023	2024	2023
Operating lease cost	$697	$688	$1,403	$1,352
Sublease income	(41)	(33)	(82)	(69)
Total lease cost	$656	$655	$1,321	$1,283
The Company has variable and other related lease costs which were not considered material for the three and six months ended June 30, 2024 and 2023.
The weighted-average remaining lease terms and discount rates for the Company’s operating leases were as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (years)	3.4	7.0
Weighted-average discount rate	7.8%	7.4%
The following table summarizes the supplemental cash flow information related to leases:

	Six Months Ended
	June 30,
$ in thousands	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$1,370	$1,327
Right-of-use assets obtained in exchange for new operating lease liabilities	132	187
Decrease in right-of-use asset and operating lease liabilities due to lease remeasurement	6,417	—

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
As of June 30, 2024, the maturities of our future undiscounted cash flows associated with our operating lease liabilities were as follows:

$ in thousands
2024 (remaining months)	$1,431
2025	2,854
2026	2,372
2027	967
2028	539
Thereafter	549
Total future lease payments	$8,712
Less: Imputed interest	(1,232)
Present value of future lease payments	$7,480

Note 9—Equity
Stockholder Matters
As previously reported, on November 7, 2023, the NYSE notified the Company that it had determined to commence proceedings to delist the Company’s common stock and Public Warrants from the NYSE. Trading in these securities was immediately suspended. The NYSE reached its decision to delist these securities pursuant to Section 802.01B of the NYSE Listed Company Manual. On April 15, 2024, the Company notified the NYSE that the Company intended to withdraw its appeal of the delisting determination and on June 10, 2024, the NYSE filed with the SEC a Notification of Removal From Listing and/or Registration under Section 12(b) of the Exchange Act on Form 25 in order to delist the Company’s common stock and Public Warrants from the NYSE and deregister the Company’s common stock and Public Warrants under Section 12(b) of the Exchange Act. The delisting became effective on June 20, 2024.
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

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
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

Note 10—Loss per Share
Basic and diluted losses per share (“EPS”) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands, except share and per share data	2024	2023	2024	2023
Numerator:
Net loss	$(19,282)	$(21,683)	$(34,507)	$(32,227)
Denominator:
Weighted-average common shares outstanding	5,976,020	5,664,853	5,964,346	5,613,243
Weighted-average impact of warrants (1)	69,304	63,408	68,812	62,891
Denominator for basic EPS – weighted-average shares	6,045,324	5,728,261	6,033,158	5,676,134
Effect of dilutive securities	—	—	—	—
Denominator for diluted EPS – weighted-average shares	6,045,324	5,728,261	6,033,158	5,676,134

EPS – Basic and Diluted	$(3.19)	$(3.79)	$(5.72)	$(5.68)
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

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
The following securities were excluded from the calculation of losses per share as their impact would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock options	180,570	332,076	180,570	332,076
Shares issuable under the employee stock purchase plan	18,798	20,143	18,798	20,143
Unvested restricted stock units	683,979	458,382	683,979	458,382
Restricted shares issued upon the early exercise of unvested stock options	—	1,199	—	1,199
Unvested warrants	63,748	67,302	63,748	67,302
Vested warrants	244,762	244,762	244,762	244,762

Note 11—Share-based Compensation
The Heliogen, Inc. 2021 Equity Incentive Plan aims to incentivize employees, directors and consultants who render services to the Company through the granting of stock awards, including stock options, stock appreciation right awards, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards, and other stock-based awards.
The following table summarizes our share-based compensation expense by the affected line on our consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands	2024	2023	2024	2023
Cost of services revenue	$61	$165	$108	$245
Selling, general and administrative	793	2,210	1,671	(7,543)
Research and development	(173)	441	188	915
Total share-based compensation expense	$681	$2,816	$1,967	$(6,383)
The following table summarizes our share-based compensation expense by grant type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands	2024	2023	2024	2023
Stock options	$117	$200	$246	$(12,055)
Restricted stock units	555	2,515	1,703	5,374
Employee stock purchase plan	9	101	18	191
Vendor Warrants	—	—	—	107
Total share-based compensation expense	$681	$2,816	$1,967	$(6,383)

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Stock Options
The following table summarizes the Company’s stock option activity:

$ in thousands, except share and per share data	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Outstanding balance as of December 31, 2023	204,394	$12.64	5.82	$6
Forfeited	(3,393)	60.08
Expired	(20,431)	21.72
Outstanding balance as of June 30, 2024	180,570	$10.72	5.71	$9
Exercisable as of June 30, 2024	163,385	$10.35	5.61	$9
As of June 30, 2024, the unrecognized compensation cost related to stock options was $0.3 million which is expected to be recognized over a weighted-average period of 0.8 years.
Restricted Stock Units
The following table summarizes the Company’s RSU award activity:

	Number of Shares	Weighted Average Grant Date Fair Value ($)
Unvested as of December 31, 2023	339,287	$58.92
Granted	508,125	1.49
Vested	(52,366)	74.06
Forfeited	(111,067)	48.25
Unvested as of June 30, 2024	683,979	$16.69
As of June 30, 2024, the unrecognized compensation cost related to unvested RSU awards was $5.8 million which is expected to be recognized over a weighted-average period of 2.3 years.

Note 12—Impairment and Other Charges
Impairment and other charges consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in thousands	2024	2023	2024	2023
Property, plant and equipment	$3,354	$—	$3,354	$—
Goodwill	—	—	—	1,008
Severance costs	613	—	645	472
Manufacturing Facility closing costs	161	—	161	—
Total impairment and other charges	$4,128	$—	$4,160	$1,480

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Impairments
As discussed in Note 1—Organization and Basis of Presentation—Liquidity and Going Concern, on May 16, 2024, the Company made the strategic decision to implement a targeted plan, which included a workforce reduction, the closing of its Manufacturing Facility and a reduction in third-party costs. Management concluded that these actions constituted a triggering event and as a result, we performed an impairment assessment for our long-lived assets, including right-of-use assets. During the three and six months ended June 30, 2024, we recorded impairments of $3.4 million to property, plant and equipment related to leasehold improvements, machinery and equipment and other fixed assets located at our Manufacturing Facility.
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
Reorganization Costs
Costs and charges related to the implementation of the Company’s targeted plan, are accrued when probable and reasonably estimable or at the time of program announcement. The Company expects to incur the costs associated with its targeted plan over the course of 2024, however the ultimate amount and timing of total costs and charges in connection with the Company’s targeted plan may vary due to a variety of factors, including the finalization of the closure of the Manufacturing Facility and continued sales of property, plant and equipment located at the Manufacturing Facility.
During the three and six months ended June 30, 2024, we recorded severance costs of $0.6 million related to employee severance and related benefits primarily associated with the workforce reduction mentioned above and recorded a liability for reorganization costs of $0.2 million associated with closing our Manufacturing Facility.
In February 2023, the Company initiated a strategic plan to respond to market feedback, streamline our operations, and improve our financial condition. As a result, during the six months ended June 30, 2023, we recorded severance costs of $0.5 million for employee severance and related benefits.

Note 13—Income Taxes
We calculate our quarterly tax provision pursuant to the guidelines in Accounting Standards Codification (“ASC”) 740, Income Taxes. ASC 740 requires companies to estimate the annual effective tax rate for current year ordinary income. The estimated annual effective tax rate represents the Company’s estimate of the tax provision in relation to the best estimate of pre-tax ordinary income or loss. The estimated annual effective tax rate is then applied to year-to-date ordinary income or loss to calculate the year-to-date interim tax provision. The relationship between our income tax provision or benefit and our pre-tax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pre-tax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates and changes in valuation allowances. The income tax provision was $2 thousand and $4 thousand for the three and six months ended June 30, 2024, respectively. The income tax provision was $2 thousand for the three and six months ended June 30, 2023. Any income tax benefit associated with the pre-tax loss for the three and six months ended June 30, 2024 and 2023, resulting primarily from the U.S. jurisdiction, is offset by a full valuation allowance.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Note 14—Related Party Transactions
NantG Power, LLC
On March 24, 2023, Heliogen entered into an agreement with NantG Power, LLC (“NantG”), an affiliated sister-company to Nant Capital LLC, a holder of more than 5% of Heliogen’s outstanding voting stock, to provide front-end concept design and R&D engineering services. During the three and six months ended June 30, 2024, the Company recognized $0.1 million and $0.2 million, respectively, of services revenue from NantG. The Company did not recognize any revenue from NantG during the three and six months ended June 30, 2023. As of June 30, 2024 and December 31, 2023, we had outstanding accounts receivable of $0.1 million and $0.1 million, respectively, with NantG.

Note 15—Commitments and Contingencies
From time to time, we are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims and other miscellaneous claims. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our consolidated financial statements as of and for the six months ended June 30, 2024.

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
Overview
Heliogen, Inc. and its subsidiaries (collectively, “Heliogen,” the “Company,” “we,” “us,” or “our”) is a leader in next generation concentrated solar energy. We are developing a modular, artificial intelligence enabled, concentrated solar energy plant that uses an array of mirrors to reflect sunlight and capture, concentrate, store and convert it into cost-effective energy on demand. Our product offering will deliver industrial process steam or power, dispatchable around the clock using thermal energy storage based on proven technology. Our next-generation system will be able to cost-effectively generate and store thermal energy at very high temperatures, enabling more cost-effective production of electricity at a smaller scale. The inclusion of a thermal energy storage system distinguishes our solution from clean energy provided by typical photovoltaic and wind installations which do not produce thermal energy and are only able to produce energy intermittently unless battery storage is added. The system will be configurable for several applications, including carbon-free industrial-grade heat and steam (for use in industrial processes), and clean power (electricity) for a variety of applications, based on a customer’s needs.
Recent Developments
In May 2024, we implemented a targeted plan, which included a workforce reduction, the closing of our manufacturing facility in Long Beach, California, (the “Manufacturing Facility”) and a reduction in third-party costs. These actions are intended to further reduce structural costs and operating expenses and better align our operating structure for commercialization with a technology-centric and capital light model, as we continue to explore and evaluate strategic alternatives with our third-party financial advisor.
We estimate that we could incur the following charges in connection with the targeted plan; $3.4 million to $4.0 million of asset write-off costs, including impairment charges, $0.6 million to $0.8 million of employee transition, severance payments and related benefits, and $0.2 million to $2.0 million of costs associated with closing the manufacturing facility, including lease termination costs and other related costs. We have incurred $4.2 million of these costs through June 30, 2024, which were recorded as impairment and other charges on our consolidated statements of operations. We expect to incur the remainder of these costs through the end of 2024. Refer to Note 12—Impairment and Other Charges for additional information.
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

In March 2022, we secured a contract to engineer and construct a 5 MWe commercial-scale concentrated solar energy facility (the “Capella Project”) with Woodside Energy (USA) Inc. (“Woodside”) in Mojave, California with a total transaction price of $45.5 million and received an award from the U.S. Department of Energy (the “DOE”) of $39.0 million (the “DOE Award”) to support the Capella Project, of which $3.9 million will be paid directly by the DOE to another party providing services under the DOE Award at our direction.
Cost of Conducting Our Business
Cost of revenue consists primarily of direct material, labor and subcontractor costs related to our revenue contracts. Additionally, we have indirect costs related to contract performance, such as indirect labor, supplies, tools and allocated depreciation.
Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023

	Three Months Ended
	June 30,
$ in thousands	2024	2023	$ Change	% Change
Revenue:
Services revenue	$786	$912	$(126)	(14)%
Grant revenue	1,475	482	993	206%
Total revenue	2,261	1,394	867
Cost of revenue:
Cost of services revenue (including depreciation)	2,454	1,060	1,394	132%
Cost of grant revenue	1,475	442	1,033	234%
Contract loss provisions	—	20	(20)	(100)%
Gross loss	(1,668)	(128)	(1,540)

Operating expenses:
Selling, general and administrative	9,505	17,652	(8,147)	(46)%
Research and development	4,751	4,946	(195)	(4)%
Impairment and other charges	4,128	—	4,128	n/m
Operating loss	(20,052)	(22,726)	2,674

Interest income, net	675	270	405	150%
Gain (loss) on warrant remeasurement	45	(52)	97	(187)%
Other income, net	52	827	(775)	(94)%
Net loss before taxes	(19,280)	(21,681)	2,401
Provision for income taxes	(2)	(2)	—	—%
Net loss	$(19,282)	$(21,683)	$2,401
________________
n/m — not meaningful.
Revenue and Gross Loss
During the three months ended June 30, 2024, we recognized total revenue of $2.3 million, an increase of $0.9 million compared to total revenue of $1.4 million for the three months ended June 30, 2023.
We recognized services revenue of $0.8 million during the three months ended June 30, 2024, a decrease of $0.1 million compared to services revenue of $0.9 million for the three months ended June 30, 2023. The decrease in services revenue is primarily due to a reduction in revenue recognized on the Capella Project during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, resulting from a decrease in the cost incurred on the project. The decrease was offset by an increase in engineering services performed during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

We recognized grant revenue of $1.5 million during the three months ended June 30, 2024, an increase of $1.0 million compared to grant revenue of $0.5 million for the three months ended June 30, 2023. The increase was primarily driven by the approval of the proposed budget modification by the DOE for the Capella Project, which did not change the DOE Award amount but resulted in more favorable cost sharing ratios and indirect rates for the three months ended June 30, 2024.
During the three months ended June 30, 2024, we recognized a gross loss of $1.7 million, a change of $1.5 million compared to gross loss of $0.1 million for the three months ended June 30, 2023. The change was primarily driven by an inventory reserve of $1.7 million recorded during the three months ended June 30, 2024 to adjust for excess and obsolete inventories based on our current future project needs.
Selling, General and Administrative
The following table summarizes selling, general and administrative (“SG&A”) expenses:

	Three Months Ended
	June 30,
$ in thousands	2024	2023	$ Change
Employee compensation, excluding share-based compensation	$3,310	$5,637	$(2,327)
Share-based compensation	793	2,210	(1,417)
Collaboration Warrants	—	495	(495)
Other selling, general and administrative	5,402	9,310	(3,908)
Total selling, general and administrative	$9,505	$17,652	$(8,147)
During the three months ended June 30, 2024, we recognized SG&A expense of $9.5 million, a decrease of $8.1 million compared to SG&A expense of $17.7 million for the three months ended June 30, 2023. The decrease was primarily driven by a decrease of $3.1 million in professional and consulting fees as we focused on reducing third-party costs, a decrease of $2.3 million in employee compensation primarily driven by headcount reductions and a reduction of $1.4 million in share-based compensation expense due to forfeitures.
Research and Development
The following table summarizes research and development (“R&D”) expenses:

	Three Months Ended
	June 30,
$ in thousands	2024	2023	$ Change
Employee compensation, excluding share-based compensation	$2,513	$2,985	$(472)
Share-based compensation	(173)	441	(614)
Other research and development	2,411	1,520	891
Total research and development	$4,751	$4,946	$(195)
During the three months ended June 30, 2024, we recognized R&D expense of $4.8 million, a decrease of $0.2 million compared to R&D expense of $4.9 million for the three months ended June 30, 2023. The decrease was primarily driven by a decrease of $0.5 million in employee compensation primarily due to headcount reductions and a decrease of $0.6 million in share-based compensation expense due to forfeitures, partially offset by an increase in other R&D costs associated with our Texas Steam Plant, located in Plains, Texas.

Impairment and Other Charges
During the three months ended June 30, 2024, we recognized impairment and other charges of $4.1 million, consisting of $3.4 million to property, plant and equipment related to leasehold improvements, machinery and equipment and other fixed assets located at our Manufacturing Facility, $0.6 million of employee severance and related benefits associated with a workforce reduction and $0.2 million of reorganization costs associated with closing our Manufacturing Facility. We had no impairment and other charges for the three months ended June 30, 2023. Refer to Note 12—Impairment and Other Charges for additional information.
Interest Income, Net
During the three months ended June 30, 2024, we recognized interest income of $0.7 million, an increase of $0.4 million compared to interest income of $0.3 million for the three months ended June 30, 2023. The increase is primarily attributable to the rising interest rate environment for our investments, partially offset by the decrease in our average investment balance.
Other Income, Net
During the three months ended June 30, 2024, we recognized other income of $52 thousand, a decrease of $0.8 million compared to other income of $0.8 million for the three months ended June 30, 2023. The decrease is primarily attributable to a decrease of $0.9 million in accretion income related to our investments in available-for-sale securities.
Comparison of the Six Months Ended June 30, 2024 and 2023

	Six Months Ended
	June 30,
$ in thousands	2024	2023	$ Change	% Change
Revenue:
Services revenue	$1,740	$1,778	$(38)	(2)%
Grant revenue	2,049	1,553	496	32%
Total revenue	3,789	3,331	458
Cost of revenue:
Cost of services revenue (including depreciation)	3,357	2,001	1,356	68%
Cost of grant revenue	2,049	1,513	536	35%
Contract loss provisions	—	390	(390)	(100)%
Gross loss	(1,617)	(573)	(1,044)

Operating expenses:
Selling, general and administrative	21,860	21,345	515	2%
Research and development	8,542	10,206	(1,664)	(16)%
Impairment and other charges	4,160	1,480	2,680	181%
Operating loss	(36,179)	(33,604)	(2,575)

Interest income, net	1,358	553	805	146%
Gain (loss) on warrant remeasurement	21	252	(231)	(92)%
Other income, net	297	574	(277)	(48)%
Net loss before taxes	(34,503)	(32,225)	(2,278)
Provision for income taxes	(4)	(2)	(2)	100%
Net loss	$(34,507)	$(32,227)	$(2,280)
Revenue and Gross Loss
During the six months ended June 30, 2024, we recognized total revenue of $3.8 million, an increase of $0.5 million compared to total revenue of $3.3 million for the six months ended June 30, 2023.

We recognized services revenue of $1.7 million during the six months ended June 30, 2024, a decrease of $38 thousand compared to services revenue of $1.8 million for the six months ended June 30, 2023. The decrease in services revenue is primarily due to a reduction in revenue recognized on the Capella Project during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, resulting from a decrease in the cost incurred on the project. The decrease was offset by an increase in engineering services performed during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
We recognized grant revenue of $2.0 million during the six months ended June 30, 2024, an increase of $0.5 million compared to grant revenue of $1.6 million for the six months ended June 30, 2023. The increase was primarily driven by the approval of the proposed budget modification by the DOE for the Capella Project, which did not change the DOE Award amount but resulted in more favorable cost sharing ratios and indirect rates for the six months ended June 30, 2024.
During the six months ended June 30, 2024, we recognized a gross loss of $1.6 million, a change of $1.0 million compared to gross loss of $0.6 million for the six months ended June 30, 2023. The change was primarily driven by an inventory reserve of $1.7 million recorded during the six months ended June 30, 2024 to adjust for excess and obsolete inventories based on our current future project needs. The decrease was partially offset by the recognition of a contract loss provision during the six months ended June 30, 2023 of $0.4 million primarily related to our German operations.
Selling, General and Administrative
The following table summarizes SG&A expenses:

	Six Months Ended
	June 30,
$ in thousands	2024	2023	$ Change
Employee compensation, excluding share-based compensation	$7,521	$10,759	$(3,238)
Share-based compensation	1,671	(7,543)	9,214
Collaboration Warrants	—	990	(990)
Other selling, general and administrative	12,668	17,139	(4,471)
Total selling, general and administrative	$21,860	$21,345	$515
During the six months ended June 30, 2024, we recognized SG&A expense of $21.9 million, an increase of $0.5 million compared to SG&A expense of $21.3 million for the six months ended June 30, 2023. The increase was primarily driven by a $9.2 million increase in share-based compensation primarily due to a one-time reversal of share-based compensation of $12.5 million during the first quarter of 2023, as a result of stock options forfeited in connection with the termination of our former Chief Executive Officer, as well as an overall reduction in share-based compensation expense due to forfeitures. The increase was partially offset by a decrease of $3.2 million in employee compensation primarily driven by headcount reductions and a decrease of $3.6 million in professional and consulting fees as we focused on reducing third-party costs.
Research and Development
The following table summarizes R&D expenses:

	Six Months Ended
	June 30,
$ in thousands	2024	2023	$ Change
Employee compensation, excluding share-based compensation	$5,006	$6,772	$(1,766)
Share-based compensation	188	915	(727)
Other research and development	3,348	2,519	829
Total research and development	$8,542	$10,206	$(1,664)

During the six months ended June 30, 2024, we recognized R&D expense of $8.5 million, a decrease of $1.7 million compared to R&D expense of $10.2 million for the six months ended June 30, 2023. The decrease was driven by a decrease of $1.8 million in employee compensation primarily due to headcount reductions and a decrease of $0.7 million in share-based compensation expense due to forfeitures, partially offset by an increase in other R&D costs associated with our Texas Steam Plant, located in Plains, Texas.
Impairment and Other Charges
During the six months ended June 30, 2024, we recognized impairment and other charges of $4.2 million, consisting of $3.4 million to property, plant and equipment related to leasehold improvements, machinery and equipment and other fixed assets located at our Manufacturing Facility, $0.6 million of employee severance and related benefits associated with a workforce reduction and $0.2 million of reorganization costs associated with closing our Manufacturing Facility. Refer to Note 12—Impairment and Other Charges for additional information.
During the six months ended June 30, 2023, we recognized impairment and other charges of $1.5 million, consisting of an impairment charge of $1.0 million to fully impair goodwill due to a sustained decrease in our market capitalization and $0.5 million expense for employee severance and related benefits.
Interest Income, Net
During the six months ended June 30, 2024, we recognized interest income of $1.4 million, an increase of $0.8 million compared to interest income of $0.6 million for the six months ended June 30, 2023. The increase is primarily attributable to the rising interest rate environment for our investments, partially offset by the decrease in our average investment balance.
Other Income, Net
During the six months ended June 30, 2024, we recognized other income of $0.3 million, a decrease of $0.3 million compared to other income of $0.6 million for the six months ended June 30, 2023. The decrease is primarily attributable to a decrease of $1.7 million in accretion income related to our investments in available-for-sale securities, partially offset by a gain of $1.2 million for the six months ended June 30, 2023 in the estimated fair value of the contingent consideration associated with the acquisition of HelioHeat GmbH based on the revised probability of payment.
Liquidity and Capital Resources
Our principal sources of liquidity are cash and investments on hand, which are short-term in duration and highly liquid, and cash receipts from customers and government grants. Our principal uses of cash are expenditures related to project development and completion, as well as R&D and SG&A expenditures in support of our technology development and operational support.
As of June 30, 2024, the Company had liquidity of $51.8 million, consisting of cash and cash equivalents and no debt. As of July 31, 2024, the Company had liquidity of $48.2 million, consisting of cash and cash equivalents and no debt.
Going Concern
The accompanying financial statements have been prepared assuming we will continue as a going concern. As of June 30, 2024, our liquidity was $51.8 million and we had an accumulated deficit of $472.7 million. During the six months ended June 30, 2024, we incurred a net loss of $34.5 million and used cash in operations of $23.6 million. We expect to continue to generate operating losses and have significant cash outflows from operating activities for at least the next few years. Based on our liquidity position as of June 30, 2024 and our current forecast of operating results and cash flows, we anticipate that we may not have sufficient resources to fund our cash obligations for the next 12 months after the issuance date of this Quarterly Report. These factors raise substantial doubt about our ability to continue as a going concern.

We have evaluated the conditions discussed above and we are taking various steps in an effort to alleviate them. We are exploring various cost saving opportunities and intend to continue seeking opportunities to generate additional revenue through our commercialization of engineering services. We have also engaged a financial advisor and we are actively assessing various avenues to secure additional capital, including, but not limited to, the issuance of debt, equity or both. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to us. If we are unable to effectively implement additional cost reductions, generate additional revenue or raise additional funding, we may be forced to delay, reduce or eliminate some or all of our commercialization efforts, product expansion or R&D programs and our business, financial condition and results of operations could be materially and adversely affected. Assuming no additional funding and based on our current operating and development plans, we expect that existing liquidity as of the date of this filing will be sufficient to fund currently anticipated operating expenses through the first half of 2025.
On May 16, 2024, the Company made the strategic decision to implement a targeted plan, which included a workforce reduction, the closing of the Manufacturing Facility, and a reduction in third-party costs. These actions are intended to further reduce structural costs and operating expenses and better align the Company’s operating structure for commercialization with a technology-centric and capital light model, as the Company continues to explore and evaluate strategic alternatives with its third-party financial advisor.
Summary of Cash Flows
The following table provides a summary of our cash flows:

	Six Months Ended
	June 30,
$ in thousands	2024	2023
Net cash used in operating activities	$(23,598)	$(38,357)
Net cash provided by investing activities	12,737	34,158
Net cash provided by (used in) financing activities	(15)	1,323
Net Cash from Operating Activities. Net cash used in operating activities was $23.6 million for the six months ended June 30, 2024 compared to net cash used in operating activities of $38.4 million for the six months ended June 30, 2023. The $14.8 million decrease in the net cash used in operating activities was primarily driven by reductions in headcount and discretionary spending as we focused on cost saving opportunities.
Net Cash from Investing Activities. Net cash provided by investing activities was $12.7 million for the six months ended June 30, 2024 compared to net cash provided by investing activities of $34.2 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, we received proceeds from the maturities of available-for-sale securities of $12.5 million to fund our operations and proceeds from the sale of property, plant and equipment of $0.5 million, partially offset by capital expenditures of $0.2 million. For the six months ended June 30, 2023, we received net proceeds from the maturities of available-for-sale securities of $35.0 million, partially offset by capital expenditures of $0.9 million.
Net Cash from Financing Activities. Net cash used in financing activities was $15 thousand for the six months ended June 30, 2024 compared to net cash provided by financing activities of $1.3 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, we paid $28 thousand related to taxes for net-share settlement of share-based compensation, partially offset by proceeds of $13 thousand associated with our employee stock purchase plan. For six months ended June 30, 2023, we received proceeds of $1.2 million from stock option exercises and proceeds of $0.2 million associated with our employee stock purchase plan.
Cash Requirements
Our material cash requirements from known contractual and other obligations consist of our long-term operating leases, which are primarily for real estate. Refer to Note 8—Leases for additional information regarding maturity analysis of our operating leases.

Critical Accounting Estimates
There have been no material changes to our discussion of critical accounting estimates from those set forth in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in our internal control over financial reporting described in our Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective.
Changes in Internal Control over Financial Reporting
In January 2024, we had changes to our executive team. Our Chief Financial Officer resigned effective January 11, 2024 and the Board appointed an Interim Chief Financial Officer. In addition, our Chief Accounting Officer resigned effective January 26, 2024 and a new Chief Accounting Officer was appointed at the same time. In March 2024, the Board appointed a new Chief Financial Officer effective April 1, 2024. Other than in connection with changes in personnel and executing upon the implementation of the remediation measures described in our Annual Report and the associated changes to our internal control over financial reporting, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
Information relating to various commitments and contingencies is described in Note 15—Commitments and Contingencies to our consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report, as supplemented by the risk factor previously disclosed in Part II, Item IA. Risk Factors in our Quarterly Report for the period ended March 31, 2024, other than set forth below.
Actions that we are taking to reorganize our business in alignment with our strategic priorities may not be as effective as anticipated.
In May 2024, the Company made the strategic decision to implement a targeted plan, which included a workforce reduction, the closing of the Company’s manufacturing facility in Long Beach, California, and a reduction in third-party costs. We may encounter challenges in the execution of these efforts, and these challenges could impact our financial results.
Although we believe that these actions will reduce structural costs and operating expenses and better align the Company’s operating structure for commercialization with a technology-centric and capital light model as the Company continues to explore and evaluate strategic alternatives, we cannot guarantee that the targeted plan will achieve or sustain the targeted benefits, or that the benefits, even if achieved, will be adequate to meet our operational expectations. As a result of these actions, we will incur additional costs in the near term, including cash expenditures for employee severance payments and related benefits. Additional risks associated with the continuing impact of the targeted plan include employee attrition beyond our intended workforce reduction, diversion of management attention and potential failure or delays to meet operational and growth targets due to the loss of qualified employees. If we do not realize the expected benefits of our targeted plan on a timely basis or at all, our business, results of operations and financial condition could be adversely affected.

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
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2024.

Heliogen, Inc.

By:	/s/ Christiana Obiaya
Christiana Obiaya
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Phelps Morris
Phelps Morris
Chief Financial Officer (Principal Financial Officer)
.