Form 10-Q
period 2024-09-30
Heliogen, Inc.
filed 2024-11-08
CIK 1840292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 4, 2024, the registrant had 6,049,012 shares of common stock, par value $0.0001 per share outstanding.

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
•future exchange and interest rates;
•the outcome of any known and unknown litigation and regulatory proceedings; and
•other risks and uncertainties, including those disclosed under “Item 1A. Risk Factors” contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2024, as supplemented by the risk factor disclosed in Part II, Item 1A. Risk Factors in our Quarterly Reports for each of the periods ended March 31, 2024 and June 30, 2024 and the risk factors and other cautionary statements contained in other filings that have been made or will be made with the SEC by the Company.
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

Part I - Financial Information
Item 1. Financial Statements
Heliogen, Inc.
Consolidated Balance Sheets
($ in thousands, except share data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$44,631	$62,715
Short-term restricted cash	500	500
Investments	—	12,386
Receivables, net	1,954	4,679
Inventories, net	—	1,956
Prepaid and other current assets	1,675	1,230
Total current assets	48,760	83,466
Operating lease right-of-use assets	6,166	13,909
Property, plant and equipment, net	627	5,577
Long-term restricted cash	1,000	1,000
Other long-term assets	1,439	3,081
Total assets	$57,992	$107,033
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Trade payables	$1,073	$746
Accrued expenses and other current liabilities	9,795	8,907
Contract liabilities	19,818	17,008
Contract loss provisions	74,271	75,340
Total current liabilities	104,957	102,001
Operating lease liabilities, non-current	4,531	12,878
Other long-term liabilities	96	169
Total liabilities	109,584	115,048
Commitments and contingencies (Note 15)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,049,012 and 5,946,315 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	433,432	430,678
Accumulated other comprehensive loss	(525)	(516)
Accumulated deficit	(484,500)	(438,178)
Total stockholders’ equity (deficit)	(51,592)	(8,015)
Total liabilities and stockholders’ equity (deficit)	$57,992	$107,033
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Operations
($ in thousands, except per share and share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Services revenue	$434	$1,096	$2,174	$2,874
Grant revenue	616	1,177	2,665	2,730
Total revenue	1,050	2,273	4,839	5,604
Cost of revenue:
Cost of services revenue (including depreciation)	494	1,220	3,851	3,221
Cost of grant revenue	616	1,177	2,665	2,690
Contract loss (adjustments) provisions	—	(538)	—	(148)
Total cost of revenue	1,110	1,859	6,516	5,763
Gross profit (loss)	(60)	414	(1,677)	(159)

Operating expenses:
Selling, general and administrative	7,854	14,882	29,714	36,227
Research and development	4,509	5,162	13,051	15,368
Impairment and other charges	202	115	4,362	1,595
Total operating expenses	12,565	20,159	47,127	53,190
Operating loss	(12,625)	(19,745)	(48,804)	(53,349)

Interest income, net	535	335	1,893	888
Gain on warrant remeasurement	53	74	74	326
Other income, net	223	767	520	1,341
Net loss before taxes	(11,814)	(18,569)	(46,317)	(50,794)
Provision for income taxes	(1)	(1)	(5)	(3)
Net loss	$(11,815)	$(18,570)	$(46,322)	$(50,797)

Loss per share:
Loss per share – Basic and Diluted	$(1.94)	$(3.13)	$(7.66)	$(8.81)
Weighted average number of shares outstanding – Basic and Diluted	6,086,382	5,935,823	6,051,029	5,765,356
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Comprehensive Loss
($ in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(11,815)	$(18,570)	$(46,322)	$(50,797)
Other comprehensive income (loss), net of taxes:
Unrealized gains on available-for-sale securities	—	72	1	270
Cumulative translation adjustment	(6)	(124)	(10)	(185)
Total other comprehensive income (loss), net of taxes	(6)	(52)	(9)	85
Comprehensive loss	$(11,821)	$(18,622)	$(46,331)	$(50,712)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
($ in thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance as of June 30, 2024	5,989,932	$1	$432,724	$(519)	$(472,685)	$(40,479)
Net loss	—	—	—	—	(11,815)	(11,815)
Other comprehensive loss	—	—	—	(6)	—	(6)
Share-based compensation	—	—	709	—	—	709
Vesting of restricted stock units	77,139	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	(21,877)	—	(45)	—	—	(45)
Exercise of stock options	3,818	—	3	—	—	3
Vesting of warrants issued in connection with customer agreements	—	—	41	—	—	41
Balance as of September 30, 2024	6,049,012	$1	$433,432	$(525)	$(484,500)	$(51,592)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance as of June 30, 2023	5,844,979	$1	$429,581	$(456)	$(340,807)	$88,319
Net loss	—	—	—	—	(18,570)	(18,570)
Other comprehensive loss	—	—	—	(52)	—	(52)
Share-based compensation	—	—	305	—	—	305
Vesting of restricted stock units	62,888	—	—	—	—	—
Exercise of stock options	1,652	—	10	—	—	10
Payment for fractional shares in connection with the reverse stock split	(795)	—	(7)	—	—	(7)
Vesting of warrants issued in connection with customer agreements	—	—	95	—	—	95
Balance as of September 30, 2023	5,908,724	$1	$429,984	$(508)	$(359,377)	$70,100
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit) (continued)
($ in thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2023	5,946,315	$1	$430,678	$(516)	$(438,178)	$(8,015)
Net loss	—	—	—	—	(46,322)	(46,322)
Other comprehensive loss	—	—	—	(9)	—	(9)
Share-based compensation	—	—	2,676	—	—	2,676
Issuance of common stock under employee stock purchase plan	8,114	—	13	—	—	13
Vesting of restricted stock units	129,505	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	(38,740)	—	(73)	—	—	(73)
Exercise of stock options	3,818	—	3	—	—	3
Vesting of warrants issued in connection with customer agreements	—	—	135	—	—	135
Balance as of September 30, 2024	6,049,012	$1	$433,432	$(525)	$(484,500)	$(51,592)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2022	5,511,839	$1	$434,496	$(593)	$(308,580)	$125,324
Net loss	—	—	—	—	(50,797)	(50,797)
Other comprehensive income	—	—	—	85	—	85
Share-based compensation	—	—	(6,078)	—	—	(6,078)
Issuance of common stock under employee stock purchase plan	19,284	—	168	—	—	168
Vesting of restricted stock units	122,524	—	—	—	—	—
Exercise of stock options	255,872	—	1,171	—	—	1,171
Payment for fractional shares in connection with the reverse stock split	(795)	—	(7)	—	—	(7)
Vesting of warrants issued in connection with customer agreements	—	—	234	—	—	234
Balance as of September 30, 2023	5,908,724	$1	$429,984	$(508)	$(359,377)	$70,100
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,322)	$(50,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	902	1,692
Impairment charges	3,354	1,008
Provision for inventory reserve	1,729	—
Share-based compensation	2,676	(6,078)
Change in fair value of warrants	(74)	(326)
Change in fair value of contingent consideration	—	1,289
Deferred income taxes	5	3
Non-cash operating lease expense	1,457	1,261
Other non-cash operating activities	(47)	(1,489)
Changes in assets and liabilities:
Receivables, net	2,747	3,556
Inventories, net	227	(2,450)
Prepaid and other current assets	(453)	(605)
Trade payables and accrued liabilities	603	(1,789)
Contract liabilities	2,972	3,056
Change in contract loss provisions, net	(1,069)	(1,776)
Other non-current assets and liabilities	183	(1,477)
Net cash used in operating activities	(31,110)	(54,922)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(264)	(1,146)
Proceeds from sale of property, plant and equipment	847	—
Purchases of available-for-sale securities	—	(89,856)
Maturities of available-for-sale securities	12,500	161,600
Net cash provided by investing activities	13,083	70,598
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3	1,175
Proceeds from issuance of common stock under employee stock purchase plan	13	168
Payment related to taxes for net-share settlement of share-based compensation	(73)	—
Payment for fractional shares in connection with the reverse stock split	—	(7)
Net cash provided by (used in) financing activities	(57)	1,336
Increase (decrease) in cash, cash equivalents and restricted cash	(18,084)	17,012
Cash, cash equivalents and restricted cash at the beginning of the period	64,215	47,874
Cash, cash equivalents and restricted cash at the end of the period	$46,131	$64,886
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Cash Flows (continued)
($ in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$44,631	$63,386
Short-term restricted cash	500	500
Long-term restricted cash	1,000	1,000
Total cash, cash equivalents and restricted cash	$46,131	$64,886

Non-cash investing and financing activities:
Fair value of Project Warrants and Collaboration Warrants recognized in equity	$135	$234
Capital expenditures incurred but not yet paid	$—	$83
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements

Note 1—Organization and Basis of Presentation
Background
Heliogen, Inc. and its subsidiaries (collectively, “Heliogen” or the “Company”), is involved in the development and commercialization of next-generation concentrated solar energy. We are developing a modular, artificial intelligence enabled, concentrated solar energy plant that will use an array of mirrors to reflect sunlight and capture, concentrate, store and convert it into cost-effective energy on demand. Unless otherwise indicated or the context requires otherwise, references in our unaudited consolidated financial statements to “we,” “us,” or “our” and similar expressions refer to Heliogen.
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
Certain immaterial prior period amounts, such as severance costs, have been reclassified to conform to current period presentation. These changes did not have a material impact on our financial position or results of operations.
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
As of September 30, 2024, the Company had liquidity of $44.6 million, consisting of cash and cash equivalents and no debt. During the nine months ended September 30, 2024, the Company incurred a net loss of $46.3 million and used cash in operations of $31.1 million. The Company expects to continue to generate operating losses and have significant cash outflows from operating activities for at least the next few years. Based on these factors, the Company anticipates that it may not have sufficient resources to fund its cash obligations for the next 12 months after the issuance date of the unaudited consolidated financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern.
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

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
On May 16, 2024, the Company made the strategic decision to implement a targeted plan, which included a workforce reduction, the closing of the Company’s manufacturing facility in Long Beach, California, (the “Manufacturing Facility”) and a reduction in third-party costs. These actions are intended to further reduce structural costs and operating expenses and better align the Company’s operating structure for commercialization with a technology-centric and capital light model, as the Company continues to explore and evaluate strategic alternatives with its third-party financial advisor. Refer to Note 12—Impairment and Other Charges—Manufacturing Facility Closure for additional information.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in our unaudited consolidated financial statements and the accompanying notes. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions.

Note 2—Revenue
Disaggregated Revenue
The following table provides information about disaggregated revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands	2024	2023	2024	2023
Project revenue	$420	$950	$1,395	$2,401
Engineering services revenue	14	146	779	473
Total services revenue	434	1,096	2,174	2,874
Grant revenue	616	1,177	2,665	2,730
Total revenue	$1,050	$2,273	$4,839	$5,604
Services Revenue
Project revenue consists of amounts recognized under contracts with customers for the development, construction and delivery of commercial-scale concentrated solar energy facilities. The Company’s recognized project revenue is associated with a commercial-scale demonstration agreement (“CSDA”) executed with Woodside Energy (USA) Inc. (“Woodside”) in March 2022 for the engineering, procurement and construction of a 5 MWe concentrated solar energy facility to be built in Mojave, California (the “Capella Project”) for the customer’s use in research, development and testing.
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

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
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
During the three and nine months ended September 30, 2023, we recognized a reduction in contract loss provisions of $0.5 million and $0.1 million, respectively, associated with our projects in Germany. No provision for contract losses was recognized during the three and nine months ended September 30, 2024.
We amortized $0.5 million and $1.1 million during the three and nine months ended September 30, 2024, respectively, and $0.3 million and $1.6 million during the three and nine months ended September 30, 2023, respectively, of the previously recognized contract loss provisions as a reduction to cost of services revenue incurred during the periods based on percentages of completion.
Performance Obligations
Revenue recognized under contracts with customers, which excludes amounts to be received from government grants, relates solely to the performance obligations satisfied during the three and nine months ended September 30, 2024 and 2023 with no revenue recognized from performance obligations satisfied in prior periods.
As of September 30, 2024, we had approximately $36.8 million of the transaction price allocated to the remaining performance obligation from our contract for the Capella Project. Currently, we are unable to estimate the timing of recognition of revenue for the remaining transaction price.
Receivables
Receivables consisted of the following:

$ in thousands	September 30, 2024	December 31, 2023
Trade receivables	$790	$954
Grant receivables:
Billed	735	—
Unbilled	412	3,623
Total grant receivables	1,147	3,623
Other receivables	226	309
Total receivables	2,163	4,886
Allowance for credit losses	(209)	(207)
Total receivables, net	$1,954	$4,679

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Contract Liabilities
The following table outlines the activity related to contract liabilities:

$ in thousands
Balance as of December 31, 2023	$17,008
Payments received in advance of performance	4,336
Revenue recognized	(1,395)
Recognition of consideration payable associated with Project Warrants	(135)
Other	4
Balance as of September 30, 2024	$19,818
During the three and nine months ended September 30, 2024, we recognized revenue of $0.4 million and $1.4 million, respectively, that was included in contract liabilities as of December 31, 2023.
Customer Concentrations
The following table shows the customers, including governmental entities, who accounted for greater than 10% of our total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Customer A	39%	42%	41%	43%
Customer B	59%	52%	55%	48%
The following table shows the customers, including governmental entities, who accounted for greater than 10% of our total receivables:

	September 30, 2024	December 31, 2023
Customer B	59%	77%
Customer C	29%	12%

Note 3—Warrants
Public Warrants and Private Warrants
The Company’s warrant liabilities as of September 30, 2024 include public warrants (the “Public Warrants”) and private placement warrants (the “Private Warrants,” and together with the Public Warrants, the “Public and Private Warrants”). The Public Warrants and Private Warrants permit warrant holders to purchase in the aggregate 238,095 shares and 6,667 shares, respectively, of the Company’s common stock at an exercise price of $402.50 per share. The Public and Private Warrants became exercisable on March 18, 2022 and expire on December 30, 2026, or earlier upon redemption or liquidation. The Public and Private Warrants are recorded as liabilities on the consolidated balance sheets and measured at fair value at each reporting date, with the change in fair value included in gain (loss) on warrant remeasurement on the consolidated statements of operations.

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
During the three and nine months ended September 30, 2024, $41 thousand and $0.1 million, respectively, was recognized as additional paid-in capital related to the vesting of Project Warrants. During the three and nine months ended September 30, 2023, $0.1 million and $0.2 million, respectively, was recognized as additional paid-in capital related to the vesting of Project Warrants. As of September 30, 2024, vested Project Warrants were exercisable for 14,978 shares of the Company’s common stock.
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
The Collaboration Warrants are recorded as equity on the consolidated balance sheets and the related expense is recognized ratably as selling, general and administrative (“SG&A”) expense for marketing services to be provided over the estimated service period. The Company recognized SG&A expense, related to the vesting of the Collaboration Warrants, of $0.5 million and $1.5 million, respectively, during the three and nine months ended September 30, 2023, respectively. During the fourth quarter of 2023, we fully impaired the Collaboration Warrants and recognized the remaining expense as an impairment charge on our consolidated statements of operations.

Note 4—Fair Value of Financial Instruments
The Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following table by fair value measurement level:

$ in thousands	Level	September 30, 2024	December 31, 2023
Assets:
Investments	1	$—	$12,386
Liabilities:
Public Warrants (1)	1	$26	$97
Private Warrants (1)	2	1	3
________________
(1)Included in other long-term liabilities on the consolidated balance sheets.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Private Warrants. The fair value of the Private Warrants approximates the fair value of the Public Warrants due to the existence of similar redemption provisions. As a result, the Company has determined that the fair value of the Private Warrants at a specific date would be similar to that of the Public Warrants, and thus the fair value is determined by using the closing price of the Public Warrants, which was $0.003 as of September 30, 2024.
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
As of September 30, 2024 and December 31, 2023, the fair value of the contingent consideration was zero. The following table summarizes the activities of our Level 3 fair value measurement for the three and nine months ended September 30, 2023:

	Three Months Ended	Nine Months Ended
$ in thousands	September 30, 2023	September 30, 2023
Beginning balance	$1,590	$353
Change in fair value (1)	52	1,289
Ending balance	$1,642	$1,642
________________
(1)The changes in the fair value of the contingent consideration are included in other income, net on our consolidated statements of operations.

Note 5—Inventories
Inventories consisted of the following:

$ in thousands	September 30, 2024	December 31, 2023
Raw materials	$—	$1,870
Finished goods	—	2,424
Work in process	—	53
Reserve for excess and obsolete inventory	—	(2,391)
Total inventories, net	$—	$1,956
During the second quarter of 2024, we recorded an inventory reserve of $1.7 million, included in cost of services revenue on our consolidated statements of operations, to adjust for excess and obsolete inventories based on our current future project needs.
During the third quarter of 2024, in connection with the closure of our Manufacturing Facility, the Company sold the excess and obsolete inventory and wrote-off the corresponding $4.1 million reserve.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Note 6—Property, Plant & Equipment
Major classes of property, plant and equipment, consisted of the following:

$ in thousands	Estimated Useful Lives in Years	September 30, 2024	December 31, 2023
Leasehold improvements	5 — 7	$740	$3,107
Computer equipment	2 — 3	2,105	2,165
Machinery, vehicles and other equipment	5 — 7	894	4,307
Furniture and fixtures	2 — 5	538	664
Construction in progress		—	125
Total property, plant and equipment		4,277	10,368
Accumulated depreciation		(3,650)	(4,791)
Total property, plant and equipment, net		$627	$5,577
Depreciation expense for property, plant and equipment was $0.1 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively, and $0.8 million and $1.6 million for the nine months ended September 30, 2024 and 2023, respectively, and is recorded in SG&A expense with a portion allocated to cost of services revenue.
During the second quarter of 2024, we recorded an impairment of property, plant and equipment of $3.4 million, included in impairment and other charges on our consolidated statements of operations. Refer to Note 12—Impairment and Other Charges—Manufacturing Facility Closure for additional information.
Asset Sales
During the second quarter of 2024, we began to sell assets located at our Manufacturing Facility as a result of the decision to close the facility. Refer to Note 1—Organization and Basis of Presentation—Liquidity and Going Concern for additional information. During the three months and nine months ended September 30, 2024, we received $0.4 million and $0.8 million, respectively, in proceeds from the sale of property, plant and equipment and recognized losses of $0.1 million and $0.1 million, respectively, from disposal of assets, which is recorded in SG&A expense.

Note 7—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

$ in thousands	September 30, 2024	December 31, 2023
Payroll and other employee benefits	$588	$1,084
Professional fees	1,126	1,913
Research, development and project costs	4,892	3,658
Inventory in-transit	—	29
Operating lease liabilities, current portion	2,387	1,792
Other accrued expenses	802	431
Total accrued expenses and other current liabilities	$9,795	$8,907

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Note 8—Leases
The Company has operating leases, primarily for real estate. There are no material residual value guarantees associated with any of the Company’s operating leases.
As discussed in Note 1—Organization and Basis of Presentation—Liquidity and Going Concern, on May 16, 2024, the Company made the decision to implement a targeted plan, which included a workforce reduction, the closing of its Manufacturing Facility and a reduction in third-party costs. Due to the decision to close the Manufacturing Facility, the Company no longer anticipates utilizing the five-year renewal option for the manufacturing space in Long Beach, California (the “Long Beach Lease”). As a result, during the nine months ended September 30, 2024, our right-of-use asset and operating lease liabilities for the Long Beach Lease were both decreased by $6.4 million. As of September 30, 2024, the Company still has a $1.5 million standby letter of credit outstanding associated with the Long Beach lease, included in restricted cash on the consolidated balance sheet. No amounts have been drawn under the standby letter of credit.
The following table provides information on the amounts of our right-of-use assets and liabilities included on our consolidated balances sheets:

$ in thousands	Financial Statement Line	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$6,166	$13,909
Operating lease liabilities, current	Accrued expenses and other current liabilities	2,387	1,792
Operating lease liabilities, non-current	Operating lease liabilities, non-current	4,531	12,878
The following table summarizes the components of lease costs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands	2024	2023	2024	2023
Operating lease cost	$676	$688	$2,079	$2,040
Sublease income	(43)	(45)	(125)	(114)
Total lease cost	$633	$643	$1,954	$1,926
The Company has variable and other related lease costs which were not considered material for the three and nine months ended September 30, 2024 and 2023.
The weighted-average remaining lease terms and discount rates for the Company’s operating leases were as follows:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (years)	3.2	7.0
Weighted-average discount rate	7.9%	7.4%
The following table summarizes the supplemental cash flow information related to leases:

	Nine Months Ended
	September 30,
$ in thousands	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$2,089	$2,003
Right-of-use assets obtained in exchange for new operating lease liabilities	132	187
Decrease in right-of-use asset and operating lease liabilities due to lease remeasurement	6,417	—

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
As of September 30, 2024, the maturities of our future undiscounted cash flows associated with our operating lease liabilities were as follows:

$ in thousands
2024 (remaining months)	$730
2025	2,854
2026	2,372
2027	967
2028	539
Thereafter	549
Total future lease payments	$8,011
Less: Imputed interest	(1,093)
Present value of future lease payments	$6,918

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

Note 10—Loss per Share
Basic and diluted losses per share (“EPS”) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands, except share and per share data	2024	2023	2024	2023
Numerator:
Net loss	$(11,815)	$(18,570)	$(46,322)	$(50,797)
Denominator:
Weighted-average common shares outstanding	6,016,299	5,865,954	5,981,790	5,698,405
Weighted-average impact of warrants (1)	70,083	69,869	69,239	66,951
Denominator for basic EPS – weighted-average shares	6,086,382	5,935,823	6,051,029	5,765,356
Effect of dilutive securities	—	—	—	—
Denominator for diluted EPS – weighted-average shares	6,086,382	5,935,823	6,051,029	5,765,356

EPS – Basic and Diluted	$(1.94)	$(3.13)	$(7.66)	$(8.81)
________________
(1)Warrants that have a $0.35 exercise price per common share are assumed to be exercised when vested because common shares issued for little consideration upon exercise are included in outstanding shares for the purposes of computing basic and diluted EPS.
The following securities were excluded from the calculation of losses per share as their impact would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock options	172,453	239,424	172,453	239,424
Shares issuable under the employee stock purchase plan	17,571	18,103	17,571	18,103
Unvested restricted stock units	570,521	447,286	570,521	447,286
Unvested warrants	63,227	61,533	63,227	61,533
Vested warrants	244,762	244,762	244,762	244,762

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Note 11—Share-based Compensation
The Heliogen, Inc. 2021 Equity Incentive Plan aims to incentivize employees, directors and consultants who render services to the Company through the granting of stock awards, including stock options, stock appreciation right awards, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards, and other stock-based awards.
The following table summarizes our share-based compensation expense by the affected line on our consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands	2024	2023	2024	2023
Cost of services revenue	$44	$197	$152	$442
Selling, general and administrative	826	199	2,497	(7,344)
Research and development	(161)	(91)	27	824
Total share-based compensation expense	$709	$305	$2,676	$(6,078)
The following table summarizes our share-based compensation expense by grant type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands	2024	2023	2024	2023
Stock options	$107	$172	$353	$(11,883)
Restricted stock units	590	75	2,293	5,449
Employee stock purchase plan	12	49	30	240
Vendor Warrants	—	9	—	116
Total share-based compensation expense	$709	$305	$2,676	$(6,078)
Stock Options
The following table summarizes the Company’s stock option activity:

$ in thousands, except share and per share data	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Outstanding balance as of December 31, 2023	204,394	$12.64	5.82	$6
Exercised	(3,818)	0.70
Forfeited	(3,985)	53.95
Expired	(24,138)	30.13
Outstanding balance as of September 30, 2024	172,453	$9.50	4.03	$1
Exercisable as of September 30, 2024	162,696	$9.12	3.89	$1
As of September 30, 2024, the unrecognized compensation cost related to stock options was $0.2 million which is expected to be recognized over a weighted-average period of 0.5 years.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Restricted Stock Units
The following table summarizes the Company’s RSU award activity:

	Number of Shares	Weighted Average Grant Date Fair Value ($)
Unvested as of December 31, 2023	339,287	$58.92
Granted	523,702	1.54
Vested	(129,505)	42.92
Forfeited	(162,963)	38.24
Unvested as of September 30, 2024	570,521	$15.58
As of September 30, 2024, the unrecognized compensation cost related to unvested RSU awards was $4.4 million which is expected to be recognized over a weighted-average period of 2.1 years.

Note 12—Impairment and Other Charges
Impairment and other charges consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in thousands	2024	2023	2024	2023
Property, plant and equipment	$—	$—	$3,354	$—
Goodwill	—	—	—	1,008
Severance costs	202	115	847	587
Manufacturing Facility closing costs	—	—	161	—
Total impairment and other charges	$202	$115	$4,362	$1,595
Manufacturing Facility Closure
As discussed in Note 1—Organization and Basis of Presentation—Liquidity and Going Concern, on May 16, 2024, the Company made the strategic decision to implement a targeted plan, which included a workforce reduction, the closing of its Manufacturing Facility and a reduction in third-party costs. Costs and charges related to the implementation of the Company’s targeted plan, are accrued when probable and reasonably estimable or at the time of program announcement. The Company expects to incur the costs associated with its targeted plan over the remainder of 2024 and possibly into the first quarter of 2025, however the ultimate amount and timing of total costs and charges in connection with the Company’s targeted plan may vary due to a variety of factors, including the finalization of the closure of the Manufacturing Facility and continued sales of property, plant and equipment located at the Manufacturing Facility.
During the second quarter of 2024, management concluded that these actions constituted a triggering event and as a result, we performed an impairment assessment for our long-lived assets, including right-of-use assets. During the second quarter of 2024, we recorded impairments of $3.4 million to property, plant and equipment related to leasehold improvements, machinery and equipment and other fixed assets located at our Manufacturing Facility.
During the second quarter of 2024, we recorded severance costs of $0.6 million related to employee transition, severance and related benefits, primarily associated with the workforce reduction mentioned above.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
During the second quarter of 2024, we recorded reorganization costs of $0.2 million associated with closing our Manufacturing Facility. We estimate that we could incur between $0.2 million to $2.0 million of costs associated with closing the Manufacturing Facility, including lease termination costs and other related costs, over the remainder of 2024 and possibly into the first quarter of 2025.
As of September 30, 2024, the reorganization costs liability decreased to $0.1 million due to payments made during the three months ended September 30, 2024, associated with closing our Manufacturing Facility. The reorganization costs liability is included in accrued expenses and other current liabilities on our consolidated balance sheets.
Goodwill Impairment
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
Reorganization Costs
During the three months ended September 30, 2024, we recorded additional severance costs of $0.2 million related to employee severance and related benefits. In October 2024, we initiated additional workforce reductions which resulted in severance costs of approximately $0.6 million for employee severance and related benefits.
In February 2023, the Company initiated a strategic plan to respond to market feedback, streamline our operations, and improve our financial condition. As a result, during the three and nine months ended September 30, 2023, we recorded severance costs of $0.1 million and $0.6 million, respectively, for employee severance and related benefits.

Note 13—Income Taxes
We calculate our quarterly tax provision pursuant to the guidelines in Accounting Standards Codification (“ASC”) 740, Income Taxes. ASC 740 requires companies to estimate the annual effective tax rate for current year ordinary income. The estimated annual effective tax rate represents the Company’s estimate of the tax provision in relation to the best estimate of pre-tax ordinary income or loss. The estimated annual effective tax rate is then applied to year-to-date ordinary income or loss to calculate the year-to-date interim tax provision. The relationship between our income tax provision or benefit and our pre-tax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pre-tax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates and changes in valuation allowances. The income tax provision was $1 thousand and $5 thousand for the three and nine months ended September 30, 2024, respectively. The income tax provision was $1 thousand and $3 thousand for the three and nine months ended September 30, 2023, respectively. Any income tax benefit associated with the pre-tax loss for the three and nine months ended September 30, 2024 and 2023, resulting primarily from the U.S. jurisdiction, is offset by a full valuation allowance.
The Company is under audit by the Internal Revenue Services for the year ended December 31, 2022. We believe that we have made adequate provision for all income tax uncertainties.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Note 14—Related Party Transactions
NantG Power, LLC
On March 24, 2023, Heliogen entered into an agreement with NantG Power, LLC (“NantG”), an affiliated sister-company to Nant Capital LLC, a holder of more than 5% of Heliogen’s outstanding voting stock, to provide front-end concept design and R&D engineering services. During the three and nine months ended September 30, 2024, the Company recognized $20 thousand and $0.2 million, respectively, of services revenue from NantG. During the three and nine months ended September 30, 2023, the Company recognized $15 thousand of services revenue from NantG. As of September 30, 2024 and December 31, 2023, we had outstanding accounts receivable of $20 thousand and $0.1 million, respectively, with NantG.

Note 15—Commitments and Contingencies
From time to time, we are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims and other miscellaneous claims. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our unaudited consolidated financial statements as of and for the nine months ended September 30, 2024.

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
The following MD&A should be read in conjunction with our unaudited consolidated financial statements and related notes included in Part I Item 1 in this Quarterly Report and our audited consolidated financial statements as of December 31, 2023, included in our Annual Report.
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
We estimate that we could incur the following charges in connection with the targeted plan; $0.2 million to $2.0 million of costs associated with closing the manufacturing facility, including lease termination costs and other related costs, in addition to the $3.4 million of asset impairment charges and $0.6 million of employee transition, severance payments and related benefits that were incurred during the second quarter of 2024. We have incurred $4.2 million of these costs during the nine months ended September 30, 2024, which were recorded as impairment and other charges on our consolidated statements of operations. We expect to incur the remainder of these costs through the end of 2024 and possibly into the first quarter of 2025. Refer to Note 12—Impairment and Other Charges—Manufacturing Facility Closure for additional information.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023

	Three Months Ended
	September 30,
$ in thousands	2024	2023	$ Change	% Change
Revenue:
Services revenue	$434	$1,096	$(662)	(60)%
Grant revenue	616	1,177	(561)	(48)%
Total revenue	1,050	2,273	(1,223)
Cost of revenue:
Cost of services revenue (including depreciation)	494	1,220	(726)	(60)%
Cost of grant revenue	616	1,177	(561)	(48)%
Contract loss (adjustments) provisions	—	(538)	538	(100)%
Gross profit (loss)	(60)	414	(474)

Operating expenses:
Selling, general and administrative	7,854	14,882	(7,028)	(47)%
Research and development	4,509	5,162	(653)	(13)%
Impairment and other charges	202	115	87	76%
Operating loss	(12,625)	(19,745)	7,120

Interest income, net	535	335	200	60%
Gain on warrant remeasurement	53	74	(21)	(28)%
Other income, net	223	767	(544)	(71)%
Net loss before taxes	(11,814)	(18,569)	6,755
Provision for income taxes	(1)	(1)	—	—%
Net loss	$(11,815)	$(18,570)	$6,755
Revenue and Gross Loss
During the three months ended September 30, 2024, we recognized total revenue of $1.1 million, a decrease of $1.2 million compared to total revenue of $2.3 million for the three months ended September 30, 2023.
We recognized services revenue of $0.4 million during the three months ended September 30, 2024, a decrease of $0.7 million compared to services revenue of $1.1 million for the three months ended September 30, 2023. The decrease in services revenue is primarily due to a reduction in revenue recognized on the engineering, procurement and construction of a 5 MWe concentrated solar energy facility to be built in Mojave, California (the “Capella Project”) during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, resulting from a decrease in the cost incurred on the project.
We recognized grant revenue of $0.6 million during the three months ended September 30, 2024, a decrease of $0.6 million compared to grant revenue of $1.2 million for the three months ended September 30, 2023. The decrease was driven by a decrease in reimbursable costs incurred on the Capella Project under the award (the “DOE Award”) received from the U.S. Department of Energy (the “DOE”) for the three months ended September 30, 2024.

During the three months ended September 30, 2024, we recognized a gross loss of $0.1 million, a change of $0.5 million compared to gross profit of $0.4 million for the three months ended September 30, 2023. The change was primarily driven by the recognition of a reduction in our contract loss provision during the three months ended September 30, 2023 of $0.5 million associated with our projects in Germany.
Selling, General and Administrative
The following table summarizes selling, general and administrative (“SG&A”) expenses:

	Three Months Ended
	September 30,
$ in thousands	2024	2023	$ Change
Employee compensation, excluding share-based compensation	$2,853	$5,606	$(2,753)
Share-based compensation	826	199	627
Collaboration Warrants	—	496	(496)
Other selling, general and administrative	4,175	8,581	(4,406)
Total selling, general and administrative	$7,854	$14,882	$(7,028)
During the three months ended September 30, 2024, we recognized SG&A expense of $7.9 million, a decrease of $7.0 million compared to SG&A expense of $14.9 million for the three months ended September 30, 2023. The decrease was primarily driven by a decrease of $2.9 million in professional and consulting fees as we focused on reducing third-party costs, a decrease of $2.8 million in employee compensation primarily driven by headcount reductions and a decrease of $1.2 million in other SG&A expense as we focused on reducing discretionary spending.
Research and Development
The following table summarizes research and development (“R&D”) expenses:

	Three Months Ended
	September 30,
$ in thousands	2024	2023	$ Change
Employee compensation, excluding share-based compensation	$1,966	$3,653	$(1,687)
Share-based compensation	(161)	(91)	(70)
Other research and development	2,704	1,600	1,104
Total research and development	$4,509	$5,162	$(653)
During the three months ended September 30, 2024, we recognized R&D expense of $4.5 million, a decrease of $0.7 million compared to R&D expense of $5.2 million for the three months ended September 30, 2023. The decrease was primarily driven by a decrease of $1.7 million in employee compensation primarily due to headcount reductions, partially offset by an increase in other R&D costs associated with the construction of our steam plant, located in Plains, Texas (the “Texas Steam Plant”).
Other Income, Net
During the three months ended September 30, 2024, we recognized other income of $0.2 million, a decrease of $0.5 million compared to other income of $0.8 million for the three months ended September 30, 2023. The decrease is primarily attributable to a decrease of $0.8 million in accretion income related to our investments in available-for-sale securities, which was partially offset by a cash prize award of $0.2 million received for our heliostats during the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended
	September 30,
$ in thousands	2024	2023	$ Change	% Change
Revenue:
Services revenue	$2,174	$2,874	$(700)	(24)%
Grant revenue	2,665	2,730	(65)	(2)%
Total revenue	4,839	5,604	(765)
Cost of revenue:
Cost of services revenue (including depreciation)	3,851	3,221	630	20%
Cost of grant revenue	2,665	2,690	(25)	(1)%
Contract loss (adjustments) provisions	—	(148)	148	(100)%
Gross profit (loss)	(1,677)	(159)	(1,518)

Operating expenses:
Selling, general and administrative	29,714	36,227	(6,513)	(18)%
Research and development	13,051	15,368	(2,317)	(15)%
Impairment and other charges	4,362	1,595	2,767	173%
Operating loss	(48,804)	(53,349)	4,545

Interest income, net	1,893	888	1,005	113%
Gain on warrant remeasurement	74	326	(252)	(77)%
Other income, net	520	1,341	(821)	(61)%
Net loss before taxes	(46,317)	(50,794)	4,477
Provision for income taxes	(5)	(3)	(2)	67%
Net loss	$(46,322)	$(50,797)	$4,475
Revenue and Gross Loss
During the nine months ended September 30, 2024, we recognized total revenue of $4.8 million, a decrease of $0.8 million compared to total revenue of $5.6 million for the nine months ended September 30, 2023.
We recognized services revenue of $2.2 million during the nine months ended September 30, 2024, a decrease of $0.7 million compared to services revenue of $2.9 million for the nine months ended September 30, 2023. The decrease in services revenue is primarily due to a reduction in revenue recognized on the Capella Project during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, resulting from a decrease in the cost incurred on the project, which was partially offset by an increase in engineering services performed during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
We recognized grant revenue of $2.7 million during the nine months ended September 30, 2024, a decrease of $0.1 million compared to grant revenue of $2.7 million for the nine months ended September 30, 2023. The decrease was driven by a decrease in reimbursable costs incurred on the Capella Project under the DOE Award, which was partially offset by the approval of the proposed budget modification by the DOE for the Capella Project, which did not change the DOE Award amount but resulted in more favorable cost sharing ratios and indirect rates for the nine months ended September 30, 2024.
During the nine months ended September 30, 2024, we recognized a gross loss of $1.7 million, a change of $1.5 million compared to gross loss of $0.2 million for the nine months ended September 30, 2023. The change was primarily driven by an inventory reserve of $1.7 million recorded during the nine months ended September 30, 2024 to adjust for excess and obsolete inventories based on our current future project needs. The decrease was partially offset by the recognition of a contract loss provision during the nine months ended September 30, 2023 of $0.1 million primarily related to our German operations.

Selling, General and Administrative
The following table summarizes SG&A expenses:

	Nine Months Ended
	September 30,
$ in thousands	2024	2023	$ Change
Employee compensation, excluding share-based compensation	$10,374	$16,365	$(5,991)
Share-based compensation	2,497	(7,344)	9,841
Collaboration Warrants	—	1,486	(1,486)
Other selling, general and administrative	16,843	25,720	(8,877)
Total selling, general and administrative	$29,714	$36,227	$(6,513)
During the nine months ended September 30, 2024, we recognized SG&A expense of $29.7 million, a decrease of $6.5 million compared to SG&A expense of $36.2 million for the nine months ended September 30, 2023. The decrease was primarily driven by a decrease of $6.5 million in professional and consulting fees as we focused on reducing third-party costs, a decrease of $6.0 million in employee compensation primarily driven by headcount reductions, a decrease of $1.5 million in Collaboration Warrants because they were fully impaired in the fourth quarter of 2023 and a decrease of $1.6 million in other SG&A expense as we focused on reducing discretionary spending. The decrease was partially offset by a $9.8 million increase in share-based compensation primarily due to a one-time reversal of share-based compensation of $12.5 million during the first quarter of 2023, as a result of stock options forfeited in connection with the termination of our former Chief Executive Officer.
Research and Development
The following table summarizes R&D expenses:

	Nine Months Ended
	September 30,
$ in thousands	2024	2023	$ Change
Employee compensation, excluding share-based compensation	$6,972	$10,425	$(3,453)
Share-based compensation	27	824	(797)
Other research and development	6,052	4,119	1,933
Total research and development	$13,051	$15,368	$(2,317)
During the nine months ended September 30, 2024, we recognized R&D expense of $13.1 million, a decrease of $2.3 million compared to R&D expense of $15.4 million for the nine months ended September 30, 2023. The decrease was driven by a decrease of $3.5 million in employee compensation primarily due to headcount reductions and a decrease of $0.8 million in share-based compensation expense due to forfeitures, partially offset by an increase in other R&D costs associated with the construction of our Texas Steam Plant.
Impairment and Other Charges
During the nine months ended September 30, 2024, we recognized impairment and other charges of $4.4 million, consisting of $3.4 million to property, plant and equipment related to leasehold improvements, machinery and equipment and other fixed assets located at our Manufacturing Facility, $0.8 million of employee severance and related benefits associated with workforce reductions and $0.2 million of reorganization costs associated with closing our Manufacturing Facility. Refer to Note 12—Impairment and Other Charges for additional information.
During the nine months ended September 30, 2023, we recognized impairment and other charges of $1.6 million, consisting of an impairment charge of $1.0 million to fully impair goodwill due to a sustained decrease in our market capitalization and $0.6 million expense for employee severance and related benefits.

Interest Income, Net
During the nine months ended September 30, 2024, we recognized interest income of $1.9 million, an increase of $1.0 million compared to interest income of $0.9 million for the nine months ended September 30, 2023. The increase is primarily attributable to the rising interest rate environment for our investments, partially offset by the decrease in our average investment balance.
Other Income, Net
During the nine months ended September 30, 2024, we recognized other income of $0.5 million, a decrease of $0.8 million compared to other income of $1.3 million for the nine months ended September 30, 2023. The decrease is primarily attributable to a decrease of $2.5 million in accretion income related to our investments in available-for-sale securities, partially offset by a gain of $1.3 million for the nine months ended September 30, 2023 in the estimated fair value of the contingent consideration associated with the acquisition of HelioHeat GmbH based on the revised probability of payment, which was partially offset by a cash prize award of $0.2 million received for our heliostats during the nine months ended September 30, 2024.
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
As of September 30, 2024, the Company had liquidity of $44.6 million, consisting of cash and cash equivalents and no debt. As of November 4, 2024, the Company had liquidity of $40.7 million, consisting of cash and cash equivalents and no debt.
Going Concern
The accompanying financial statements have been prepared assuming we will continue as a going concern. As of September 30, 2024, our liquidity was $44.6 million and we had an accumulated deficit of $484.5 million. During the nine months ended September 30, 2024, we incurred a net loss of $46.3 million and used cash in operations of $31.1 million. We expect to continue to generate operating losses and have significant cash outflows from operating activities for at least the next few years. Based on our liquidity position as of September 30, 2024 and our current forecast of operating results and cash flows, we anticipate that we may not have sufficient resources to fund our cash obligations for the next 12 months after the issuance date of this Quarterly Report. These factors raise substantial doubt about our ability to continue as a going concern.
We have evaluated the conditions discussed above and we are taking various steps in an effort to alleviate them. We are exploring various cost saving opportunities and intend to continue seeking opportunities to generate additional revenue through our commercialization of engineering services. We have also engaged a financial advisor and we are actively assessing various avenues to secure additional capital, including, but not limited to, the issuance of debt, equity or both. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to us. If we are unable to effectively implement additional cost reductions, generate additional revenue or raise additional funding, we may be forced to delay, reduce or eliminate some or all of our commercialization efforts, product expansion or R&D programs and our business, financial condition and results of operations could be materially and adversely affected. Assuming no additional funding and based on our current operating and development plans, we expect that existing liquidity as of the date of this filing will be sufficient to fund currently anticipated operating expenses into the second half of 2025.
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

Summary of Cash Flows
The following table provides a summary of our cash flows:

	Nine Months Ended
	September 30,
$ in thousands	2024	2023
Net cash used in operating activities	$(31,110)	$(54,922)
Net cash provided by investing activities	13,083	70,598
Net cash provided by (used in) financing activities	(57)	1,336
Net Cash from Operating Activities. Net cash used in operating activities was $31.1 million for the nine months ended September 30, 2024 compared to net cash used in operating activities of $54.9 million for the nine months ended September 30, 2023. The $23.8 million decrease in the net cash used in operating activities was primarily driven by reductions in headcount and discretionary spending as we focused on cost saving opportunities.
Net Cash from Investing Activities. Net cash provided by investing activities was $13.1 million for the nine months ended September 30, 2024 compared to net cash provided by investing activities of $70.6 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, we received proceeds from the maturities of available-for-sale securities of $12.5 million to fund our operations and proceeds from the sale of property, plant and equipment of $0.8 million, partially offset by capital expenditures of $0.3 million. For the nine months ended September 30, 2023, we received net proceeds from the maturities of available-for-sale securities of $71.7 million, partially offset by capital expenditures of $1.1 million.
Net Cash from Financing Activities. Net cash used in financing activities was $57 thousand for the nine months ended September 30, 2024 compared to net cash provided by financing activities of $1.3 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, we paid $73 thousand related to taxes for net-share settlement of share-based compensation, partially offset by proceeds of $13 thousand associated with our employee stock purchase plan. For nine months ended September 30, 2023, we received proceeds of $1.2 million from stock option exercises and proceeds of $0.2 million associated with our employee stock purchase plan.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in our internal control over financial reporting described in our Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective.
Changes in Internal Control over Financial Reporting
Other than executing upon the implementation of the remediation measures described in our Annual Report and the associated changes to our internal control over financial reporting, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
Information relating to various commitments and contingencies is described in Note 15—Commitments and Contingencies to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report, as supplemented by the risk factor previously disclosed in Part II, Item IA. Risk Factors in our Quarterly Reports for each of the periods ended March 31, 2024 and June 30, 2024.

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
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2024.

Heliogen, Inc.

By:	/s/ Christiana Obiaya
Christiana Obiaya
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Phelps Morris
Phelps Morris
Chief Financial Officer (Principal Financial Officer)
.