Form 10-K
period 2024-12-31
Heliogen, Inc.
filed 2025-03-27
CIK 1840292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 28, 2024, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $10.8 million based on the closing price of the registrant’s common stock on that date.
As of March 20, 2025, there were 6,116,752 shares of common stock, par value $0.0001 per share outstanding.
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
•our ability to explore and execute on strategic transactions;
•our financial and business performance, including risk of uncertainty in our financial projections and business metrics and any underlying assumptions thereunder;
•our ability to implement changes to our business strategy and future operations;
•changes in our financial position, estimated revenues and losses, projected costs, prospects and plans;
•our ability to execute our business model, including market acceptance of our planned products and services;
•changes in domestic and foreign business, market, financial, political, legal conditions and applicable laws and regulations;
•our ability to grow market share in our existing markets or any new markets we may enter;
•our ability to achieve and maintain profitability in the future;
•our ability to maintain and enhance our products and brand, and to attract and retain customers;
•our ability to find new partners for product and service offerings;
•the success of our strategic relationships with third parties;
•our ability to scale in a cost-effective manner;
•developments and projections relating to our competitors and industry;
•our ability to protect and commercialize our intellectual property (“IP”);
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
•Actions that we are taking to reorganize our operating structure in alignment with our strategic priorities and reduce costs may not be as effective as anticipated.
•If our estimates of market opportunity and forecasts of market growth prove to be inaccurate, our revenues may suffer, and our business may be harmed.
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
•Our engagements could involve complex projects that could be impacted by a number of factors, some of which are outside of our control, and therefore may result in significant losses on the projects.
•Our concentrated solar power (“CSP”) plant designs, enhanced by our energy solutions, may not generate expected output levels.
•The development of CSP plants will require significant capital, which our customers may finance through third parties, and such financing may not be available to our customers on favorable terms, if at all.
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
•If we fail to license our technology or attract customers, our business operations and financial results may be adversely affected.
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
•Our ability to utilize our net operating loss (“NOL”) carryforwards and other certain tax attributes may be limited.

•Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
Risks Related to our Technology and Intellectual Property
•An inability to protect our IP could negatively affect our ability to compete, our business and our results of operations.
•If our information technology systems or those of third parties that we work with, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
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
Risks Related to Ownership of Shares and Warrants
•Our common stock and public warrants (“Public Warrants”) have been delisted from the New York Stock Exchange (the “NYSE”) and are not listed on any other national securities exchange.
•Our stock price is subject to volatility, which could have a material adverse impact on investors and employee retention.

Part I
Item 1. Business
Overview & Strategy
Heliogen, Inc. and its subsidiaries (collectively, “Heliogen,” the “Company,” “we,” “us,” or “our”) is a renewable energy technology company focused on delivering round-the-clock, low-carbon U.S. energy production, using concentrated sunlight and thermal energy storage to deliver cost-effective, load-following, high-capacity factor thermal and electric energy.
We continue to prioritize commercial deployment of our energy solutions with a technology-centric business model, by focusing on:
•the development and implementation of our enhanced concentrated solar energy technology and thermal energy storage;
•providing engineering, maintenance and project development support to third parties seeking reliable, low-carbon energy and storage solutions;
•supporting owner-operators to deploy Heliogen’s technology (Heliogen will partner with engineering, procurement and construction (“EPC”) companies for facility construction); and
•in the long-term, licensing Heliogen’s IP and providing engineering and maintenance support to third parties interested in manufacturing and installing the hardware.
During the year ended December 31, 2024, we took several actions to align our operating structure and reduce costs. We took these actions in order to allocate our resources to the design and deployment of CSP plants, that are commercial utility scale and use molten salt for thermal energy storage. The actions we took included:
•deciding not to pursue construction of the commercial-scale concentrated solar energy facility to be built in Mojave, California (the “Capella Project”);
•implementing a targeted plan, in May 2024, including a workforce reduction, the closing of our manufacturing facility in Long Beach, California, (the “Manufacturing Facility”) and a reduction in third-party costs;
•closing our research and development (“R&D”) facility in Lancaster, California (the “R&D Facility”); and
•halting construction of our steam plant in Plains, Texas (the “Texas Steam Plant”).
Products & Services
We have developed innovations for concentrating sunlight which we believe enhance the fundamentally proven chassis technology for efficiently and cost-effectively capturing energy. We are among the leading technology providers to be capable of delivering cost-effective renewable energy solutions that complement traditional energy sources and facilitate a pragmatic reduction of carbon emissions for industrial operations.
Without storage, energy generation by traditional forms of renewable power such as, wind and solar photovoltaic (“PV”), can rapidly fluctuate between over-supply and under-supply depending upon resource availability. As the grid penetration of intermittent resources increases, these fluctuations may become more extreme. Concentrated solar energy technology can address this challenge by integrating thermal energy storage, which is an integral part of Heliogen’s hybrid power solution. This stored energy can then be dispatched when needed, including during times without sunlight, to cost-effectively deliver near 24/7 carbon-free energy in the form of electric power and/or heat.

The energy solutions we offer are:
•Hybrid & Tri-Brid Low-Carbon Power Generation — Our hybrid approach integrates a steam turbine generator with CSP, PV and long-duration (thermal) energy storage (“LDES”), to achieve low-carbon emissions for electricity production, combining sustainability with practicality, while maintaining a low-cost solution. Our tri-brid approach further integrates a natural gas fired system which is capable of delivering up to 100% firm power for mission critical operations.
•Carbon-Free Steam Production — This baseline solution produces heat or steam for use in industrial processes, eliminating carbon emissions through innovative technology.
The use of molten salt has been successfully demonstrated as a heat transfer and thermal energy storage medium in CSP plants worldwide, and is recognized as a mature, commercially deployable technology. Modern installations incorporate CSP, PV and thermal energy storage — which Heliogen refers to as its hybrid power solution. This hybrid power solution leverages the low cost of electricity generated by PV during the day and the cost-effective LDES during the night for dispatchable, near continuous operation.
For near-term projects, our designs aim to improve upon this established approach in two ways. First, we utilize a modular architecture, deploying multiple smaller towers per project instead of a single large tower. This streamlines project engineering by allowing for smart replication across multiple projects, while enhancing efficiencies, improving land utilization, and providing redundancy for greater operational reliability and uptime. Second, our closed-loop software is designed to detect optical inaccuracies and automatically correct them, substantially improving upon the efficiency of existing CSP plants worldwide. Using Heliogen’s software on heliostats at the National Solar Thermal Test Facility (NSTTF) corrected the aim of the heliostats and reduced tracking error substantially compared to the current industry benchmark. The software also measures the alignment of the mirror facets to improve beam quality. The software’s automated correction of heliostat pointing inaccuracies is expected to reduce operational and maintenance costs by reducing the need for offline calibration and continuously optimizing system efficiency for maximum sunlight collection.
Concentrated solar energy technology is fundamentally a thermal energy collection system, which we believe is particularly well-suited to meeting the energy needs of industrial processes. For example, many industrial facilities use steam to supply energy to their process. Heliogen’s solution, in the form of a steam plant, can supply steam nearly 24/7 by collecting thermal energy while the sun is shining, storing it in a thermal energy storage system, and using that thermal energy to supply heat to a boiler when the industrial process needs steam.
Growth & Market Opportunity
According to the U.S. Energy Information Administration, global energy demand is expected to increase by 34% between 2022 and 2050, due to an increase in population and the economic growth of developing countries. We expect that demand for carbon-free replacements for current energy sources will drive demand for Heliogen’s offerings. Data centers and other vertical industries have been and are expected to continue to experience a particular increase in power consumption. Data centers power demand is expected to double over the next 10 years due to the requirements of artificial intelligence, the continued growth of cloud computing/streaming and the impact of electrification across multiple sectors, including transportation and heavy industry — all of which will require significant capacity additions to the power grid or alternatively, as behind-the-meter sources. As electrification increases throughout industries like transportation, appliances and manufacturing, the demand for dispatchable, locally produced, cost-competitive sources of energy that are also low-carbon is expected to grow substantially.
Heliogen’s growth strategy is to target this demand by offering our cost-effective solar-thermal energy solutions on competitive deployment timelines to support urgent demands from prospective customers, compared to many alternatives which have a higher cost of energy and longer time-to-market. Near-term target markets include the data center, utility/independent power producer, oil and gas and mining industries.
In the longer term, we expect to license our patent-protected technology to owner-operators and EPC companies who can each deploy many plants, to achieve a scale and growth trajectory that can take advantage of the size of the market opportunity. Licensing could extend the reach of Heliogen’s technology beyond what could be achieved solely through our direct implementation.

We are geographically focused on the U.S. in the near-term, however, we will continue to monitor opportunities for international expansion in markets such as Mexico, Australia and South America, which are areas with high energy demand and strong solar resources.
Competition
The traditional energy technology provider market is highly competitive. In addition, the cost of renewable energy and battery solutions continues to decline. The main competitive factors include, but are not limited to:
•Upfront and ongoing cost;
•Safety and reliability;
•Duration;
•Performance and uptime;
•Operational flexibility;
•Asset life length and cyclability;
•Ease of integration;
•Operability in extreme weather conditions;
•Environmental sustainability;
•Historical track record; and
•Field-proven technology.
With the rising demand for low-carbon energy solutions with lower greenhouse gas emissions, there has been a transition to renewable energy sources. This industry transformation has created an opportunity for an increased role for thermal energy and LDES solutions. As a result, we expect competition to intensify in the future as existing competitors and new market entrants introduce new products into our markets. Our current competitors include traditional fossil-fueled alternatives, as well as a number of alternative providers of energy technology, such as solutions combining solar PV with battery storage, and other forms of energy sources with low-carbon footprint, such as nuclear and geothermal. As a pioneer of solar energy technology solutions that are well-suited for long duration applications, we believe we have a significant edge over our competition in this rapidly evolving environment. However, our competitors may have longer operating histories and greater financial, marketing, personnel and other resources than we do and could focus their substantial financial resources to develop a competitive advantage. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. Although we are small and at an earlier stage of commercial maturity compared to many of our competitors, we believe we are well-positioned to compete successfully in the market — based on our unique insights and experience with CSP and thermal energy systems, and based on our proprietary closed-loop tracking and control system for CSP.
New technologies may enter the market that may have additional or superior advantages to our current or future offerings. Several newer and emerging companies have announced plans to develop power, heat and energy storage products using various technologies, including compressed air, thermal energy and solid-state batteries, among others. Although many of these companies are not in commercial production today, they may in the future offer solutions that become competitive with our expected offerings.

Competitive Strengths & Differentiation
As a result of the factors described below, we believe that we are positioned to become a market leader in renewable energy technology.
•Hybrid and tri-brid power solutions designed to be more cost-effective than other low-carbon, high-capacity factor alternatives. For power use cases, Heliogen has two standard power solutions. Our hybrid power solution leverages the benefit of low-cost solar PV during the day while enabling near-term delivery of round-the-clock power via the thermal energy storage system when the sun is not shining. Our tri-brid power solution integrates a natural gas fired system which is capable of delivering up to 100% firm power for mission critical operations and will provide a fully firm power solution for behind the meter customers that cannot access the required grid infrastructure or capacity to sustain their operations. The tri-brid power solution is particularly applicable to data centers, which in some instances are looking at over ten year lead-times for utility infrastructure to catch up to their demand. As firmness and dispatchability becomes a necessity for these applications, the delivered cost of energy, as measured over longer durations, is increasingly meaningful to industrial energy consumers. For long durations, we believe that our hybrid and tri-brid solutions offer a compelling alternative to cost-competitive energy as compared with lithium-ion battery systems.
•World-class team deeply experienced in the design and deployment of CSP and thermal systems at commercial scale. The fundamental chassis of our hybrid and tri-brid solutions is CSP with thermal energy storage, which is already commercially mature, proven, and operating successfully at scale in many countries outside the U.S. Our team, led by our Chief Executive Officer and Chief Technology Officer—both recognized experts in the field—boasts unique, practical experience and insights with CSP and thermal systems, allowing us to draw from prior lessons learned and best practices in a way that others would require a significant talent sourcing effort to replicate. We continue to build our knowledge base, which we believe provides us with a strategic advantage against competitors in the concentrated solar energy and energy storage spaces.
•Proven technology that is further enhanced by our proprietary closed-loop tracking system. Our advanced computer vision software is designed to improve total energy output by measuring and precisely aligning the field of mirrors to more accurately reflect sunlight to the target on the top of the receiver tower. Our tracking system will make automatic micro-adjustments of the mirrors over the course of the day to account for the inaccuracies associated with aiming. These automatic adjustments, using a unique closed-loop feedback system, are designed to maximize optical accuracy and energy capture, resulting in higher efficiencies than what has previously been achieved by traditional concentrated solar energy technology. This system is also designed to reduce time-consuming and costly calibration processes, as well as a host of other benefits.
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

We hold a strong portfolio of patents and numerous trademarks covering key aspects of our plant and process, including our closed-loop tracking system, tracking based on radiance maps, intensity and polarization tracking, and receiver for capturing solar energy. As of December 31, 2024, we had a portfolio of 12 issued U.S. patents, 11 issued non-U.S. patents, 11 pending U.S. patent applications and 22 pending patent applications in other countries, as well as numerous trademarks. However, our portfolio of patents is expected to evolve as new patents are issued, older patents expire, and we continue to innovate. Our U.S. issued patents are expected to expire between 2029 and 2041. We regularly review our development efforts to assess the existence and patentability of new inventions, and we are prepared to file additional patent applications when we determine it would benefit our business to do so.
Government, Programs, Incentives & Regulations
We operate in the heavily regulated energy sector, which is subject to a variety of federal, state and local regulations and agencies that impact our operations. As a participant in the renewable energy sector specifically, there are additional regulations, tax incentives and support mechanisms in place to promote growth.
State-level incentives have also driven growth in the deployment of renewable energy. According to the Database of State Incentives for Renewables & Efficiency, as of December 2023, 35 states and the District of Columbia have established a renewable portfolio standard or a renewable energy goal, which mandates that a certain portion of electricity delivered to customers come from eligible renewal energy resources. In 17 of those states (and the District of Columbia), the requirement is for 100% clean electricity by 2050 or earlier. States have created these standards to diversify their energy resources, promote domestic energy production and encourage economic development.
Other Public Policy Considerations
Governments have used different public policy mechanisms to accelerate the adoption and use of solar power and energy storage. Examples of customer-focused financial mechanisms include capital cost rebates, performance-based incentives, feed-in tariffs, tax credits and net energy metering. Some of these government mandates and economic incentives are scheduled to be reduced or to expire, or could be eliminated altogether, while others are scheduled to be extended or expanded. Capital cost rebates provide funds to customers based on the cost and size of a customer’s solar power or energy storage system. Performance-based incentives provide funding to a customer based on the energy produced by their solar power system or stored by their energy storage system. Feed-in tariffs pay customers for solar power system generation based on energy produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer’s taxes at the time the taxes are due. Net energy metering allows customers to deliver to the electric grid any excess electricity produced by their on-site solar power systems, and to be credited for that excess electricity at or near the full retail price of electricity. New market development mechanisms to encourage the use of renewable energy sources continue to emerge, as well as climate disclosure regulations that may encourage companies to adopt emissions reduction strategies. Recently adopted California legislation will require new climate disclosures commencing in 2026 for companies that qualify as “doing business” in the state. SB 253 (the Climate Corporate Data Accountability Act) will require companies with total annual revenues exceeding $1 billion to annually disclose their Scopes 1, 2 and 3 greenhouse gas emissions and SB 261 (the Climate-Related Financial Risk Act) will require companies with total annual revenues exceeding $500 million to publish a biennial climate-related financial risk report.
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
We may use, generate and discharge toxic, volatile, or otherwise hazardous chemicals and wastes in our R&D and construction activities. We are subject to a variety of U.S. federal and state laws and regulations related to the purchase, storage, use and disposal of hazardous materials. We believe that we have all environmental permits necessary to conduct our business and expect to obtain all necessary environmental permits for future activities. We believe that we have properly handled our hazardous materials and wastes and have appropriately remediated any contamination at any of our premises. We are currently not subject to any litigation pertaining to environmental regulations and cost of compliance with applicable regulations is expected to be commensurate with our historical spend and other companies in the industry.
Finally, we are subject to federal, state and local requirements on health, safety and employment. We are subject to the requirements of the Occupational Safety and Health Act, local wage regulations and rigorous health and safety regulations in the State of California.
Human Capital
We take pride in our innovative technology and consider our employees to be the foundation for our growth and continued success. More than 65% of our employees have extensive experience or backgrounds in engineering and energy. As of December 31, 2024, we employed 57 full-time employees, based primarily in Southern California and Texas.
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
As of December 31, 2024, we had liquidity of $36.9 million, consisting of $36.9 million of cash and cash equivalents and no debt. During the year ended December 31, 2024, we used cash in operations of $38.8 million. As of December 31, 2024, we had an accumulated deficit of $405.6 million. We are an early-stage company and have a history of operating losses and negative operating cash flows. We expect to continue to generate operating losses and have significant cash outflows from operating activities for at least the next few years. The amount of future losses and when, if ever, we will achieve profitability are uncertain. In addition, even if we achieve profitability, there can be no assurance that we will be able to maintain profitability in the future. Based on our liquidity position as of December 31, 2024 and our current forecast of operating results and cash flows, we anticipate that we may not have sufficient resources to fund our cash obligations for the next 12 months after the issuance date of this Annual Report. These factors raise substantial doubt about our ability to continue as a going concern. We have evaluated the conditions discussed above and we are taking various steps in an effort, to alleviate them, including the following actions.
In the second quarter of 2024, we made the strategic decision to implement a targeted plan, which included a workforce reduction, the closing of our Manufacturing Facility and a reduction in third-party costs. These actions were intended to further reduce structural costs and operating expenses and better align our operating structure for commercialization with a technology-centric business model.
In the fourth quarter of 2024, we made the decision to halt construction of our Texas Steam Plant and close our R&D Facility. Furthermore, in December 2024, after completing value engineering for the next phase of the Capella Project, Heliogen and Woodside decided not to pursue construction of the facility due to escalated costs.
We plan to continue to explore additional cost saving opportunities, while also engaging with a financial advisor to explore and evaluate strategic transactions, which could include, among other things, acquisitions, divestitures, a merger or sale and partnerships.
There can be no assurance that we will be successful in our plans described above or in completing any strategic transactions on acceptable terms, if at all. If we are unable to effectively implement our plans, we may be forced to delay, reduce or eliminate some or all of our commercialization efforts, product expansion or R&D programs and our business, financial condition and results of operations could be materially and adversely affected. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.
Demand for our energy solutions has not developed as we expected and, as a result, we have not been able to enter into new contracts and find additional financing, which has resulted in actions taken to reorganize our operating structure in alignment with our strategic priorities and reduce costs, however, actions that we are taking may not be as effective as anticipated.
Although we believe that the market for renewable energy solutions will continue to grow, demand for our energy solutions has not materialized as we expected and as a result, we have not been able to enter into new contracts and find additional financing on acceptable terms.

As a result, during the year ended December 31, 2024, we took several actions to reorganize our operating structure in alignment with our strategic priorities and reduce costs, including closing our Manufacturing Facility, halting construction of the Texas Steam Plant, closing our R&D Facility, canceling the Capella Project and implementing various workforce reductions.
Although we believe that these actions will reduce structural costs and operating expenses and better align our operating structure for commercialization with a technology-centric business model as we continue to explore and evaluate strategic alternatives, we cannot guarantee that these actions will achieve the targeted benefits, or that the benefits, even if achieved, will be sustained or adequate to meet our operational expectations. If we do not realize the expected benefits of these actions on a timely basis or at all, our business, results of operations and financial condition could be adversely affected. In addition, if we are unable to successfully implement our new strategic priorities or raise additional financing on acceptable terms, we will be unable to implement our growth strategy.
If our estimates of market opportunity and forecasts of market growth prove to be inaccurate, our revenues may suffer, and our business may be harmed.
We believe that the market for renewable energy solutions will continue to grow and that we will increase our penetration of this market. However, market opportunity estimates and growth and demand forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. The estimated addressable market may not materialize in the timeframe we expect, if ever, and even if the market meets the predicted size and growth estimates, our business could fail to grow at similar rates. If our expectations as to the size of this market or our ability to sell our products and services in this market are not correct, our revenues will suffer, and our business will be harmed.
If we are unable to attract and retain qualified management our ability to compete and successfully grow our business could be harmed.
Our success depends, in part, on the effectiveness of our executive team. The Chief Executive Officer is critical to executing on and achieving our vision, strategic direction, culture, products and technology. The loss of the services of any of our executives could disrupt our operations, delay the development and introduction of our products and services, including with respect to our prototype products, and negatively impact our business, prospects and operating results. Effective December 31, 2024, the Company’s Chief Commercial Officer resigned from his position. The business responsibilities associated with the position have been transitioned to existing employees who are dedicated to commercialization activities, consistent with the Company’s focus.
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
The success of our business and construction projects will depend in large part on the skill of our personnel and on trade labor resources, including those with certain specialty subcontractor skills. Competition for personnel, particularly those with expertise in the energy services and renewable energy industries, is high. During the years ended December 31, 2024 and 2023, we implemented several workforce reductions that could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in us seeking contract support which may result in unplanned additional expense or harm our productivity. Our workforce reduction could also harm our ability to attract and retain personnel and subcontractors who are critical to our business. In the event we are unable to attract, hire and retain the requisite personnel and subcontractors, we may experience potential failure or delays to meet operational and growth targets due to the loss of qualified employees.
We may not be able to develop technologies and products to satisfy changes in customer demand or industry standards, and our competitors could develop products that decrease the demand for our products.
Our focus historically has been on R&D activities to improve our technology and make our product offerings more attractive to potential customers. These activities are subject to various risks and uncertainties we are not able to fully control, including changes in customer demand or industry standards and the introduction of new or superior technologies by others that may render our products or technologies obsolete or non-competitive. Our financial performance depends, in part, on our ability to design, develop, manufacture, assemble, test, market and support new products and technology enhancements attractive to potential customers on a timely and cost-effective basis.
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
Our engagements could involve complex projects that could be impacted by a number of factors, some of which are outside of our control, and therefore may result in significant losses on the projects.
Our engagements could involve complex projects. The quality of our performance on such projects would depend in large part upon our ability to manage the relationship with our clients and our ability to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. If a project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The performance of projects can be affected by a number of factors including delays outside of our control, such as from suppliers and subcontractors, government inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, labor disruptions and financial market instability or disruptions to the banking system due to bank failures. To the extent these events occur, the total costs of the project could exceed our estimates and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability. Further, any defects or errors, or failures to meet our clients’ expectations, could result in claims for damages against us.

Our CSP plant designs, enhanced by our energy solutions, may not generate expected output levels.
The CSP plant designs, enhanced by our energy solutions, that we will partner with EPC companies for facility construction, will be subject to various operating risks that may cause them to generate less than expected amounts of output. These risks include a failure or degradation of our equipment, the equipment of our customers or that of our vendors; an inability to find suitable replacement equipment or parts; or a less than expected supply of solar insolation. Any extended interruption in a plant’s operation, or the failure of a plant for any reason to generate the expected amount of output, could have a material adverse effect on our business and operating results due to the damage to our reputation and the resulting dissatisfaction of the owner-operator.
The development of CSP plants will require significant capital, which our customers may finance through third parties, and such financing may not be available to our customers on favorable terms, if at all.
We expect our customers to rely on a combination of their balance sheets and project-finance debt to fund construction costs for the development of CSP plants. A number of factors outside of our control, including increased interest rates, may cause our customers to be unable to raise funds on acceptable terms when needed. As a result, we may be unable to secure customer contracts, the size of contracts we do obtain may be smaller or we could be required to delay the development and construction of projects, reduce the scope of those projects or otherwise restrict our operations. Any inability by our customers to raise the funds necessary to finance our projects could negatively impact our business, financial condition and operating results.
Project development or construction activities may not be successful, and we may make significant investments without first obtaining project financing, which could increase our costs and impair our ability to recover our investments.
The development and construction of CSP plants involves numerous risks. We may be required to spend significant sums for preliminary engineering, permitting, legal and other expenses before we can determine whether a project is feasible, economically attractive or capable of being built. In addition, we may choose to bear the costs of such efforts prior to obtaining project financing, prior to getting final regulatory approval and/or prior to the final sale to a customer, if any.
Successful completion of a particular project may be adversely affected by numerous factors, including: failures or delays in obtaining desired or necessary land rights, including ownership, leases and/or easements; failures or delays in obtaining necessary water rights, permits, licenses or other governmental support or approvals, or in overcoming objections from members of the public or adjoining land owners; uncertainties relating to land costs for projects; unforeseen engineering problems; access to available transmission for energy generated by CSP plants; construction delays and contractor performance shortfalls; work stoppages or labor disruptions and compliance with labor regulations; cost over-runs; availability of products and components from suppliers; adverse weather conditions; environmental, archaeological and geological conditions; and availability of construction and permanent financing.
If we are unable to complete the development of one or more of our CSP plant designs, enhanced by our energy solutions, or fail to meet one or more agreed target construction milestone dates, we may incur losses or be liable for damages or penalties that we may not be able to offset, which would have an adverse impact on our net income in the period in which the loss is recognized. We expect that some projects will require working capital to develop and/or build projects. If we are unable to complete a project, the associated working capital would also be an exposure that may need to be written off, which would have an adverse impact on our net income in the period in which the loss is recognized.
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
If we fail to license our technology or attract customers, our business operations and financial results may be adversely affected.
In the longer term, we expect to license our patent-protected technology to other businesses. We have never licensed or otherwise commercialized our patents, and our ability to do so depends on our ability to attract new customers. Potential customers’ decision-making may be impacted by a variety of factors outside of our control, including market conditions, financing arrangements and required governmental approvals. Even if we are able to successfully license our patent-protected technology, we may not be able to do so with sufficient frequency and at sufficient margins to become profitable.
Our revenue, expenses and operating results may fluctuate significantly.
Our revenue, expenses and operating results may fluctuate significantly because of numerous factors, including the actions taken during the year ended December 31, 2024, which included closing our Manufacturing Facility, halting construction of our Texas Steam Plant, closing our R&D Facility, canceling the Capella Project and implementing various workforce reductions. These actions are intended to further reduce structural costs and operating expenses and better align our operating structure for a technology-centric business model. However, there can be no assurance that our new strategic direction will be successful which could cause our operating results to fluctuate. In addition to these and the other risks described in this “Risk Factors” section, the following factors could also cause our operating results to fluctuate:
•spending patterns of our private and public sector clients,
•weather conditions,
•budget constraints experienced by our federal, state and local government clients,
•the continuing creditworthiness and solvency of clients, and
•legislative and regulatory enforcement policy changes that may affect demand for our products or services.
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
In connection with the preparation and audit of our financial statements as of and for the fiscal year ended December 31, 2021, we identified material weaknesses, as described below, in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures, and such material weaknesses continue to exist as of December 31, 2024. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, our stock price.
Our material weaknesses relate to Heliogen not designing or maintaining an effective control environment specific to the areas of financial reporting and our close process, including effective review of technical accounting matters, proper segregation of duties, including separate review and approval of journal entries and access within our accounting system.
We are currently taking actions to remediate the deficiencies in our internal control over financial reporting and are implementing additional processes and controls designed to address the underlying root causes associated with the above-mentioned deficiencies. Although we have made significant progress in remediating the aforementioned deficiencies, the material weaknesses continued to exist as of December 31, 2024.

Our ability to utilize our NOL carryforwards and other certain tax attributes may be limited.
As of December 31, 2024, we had federal NOL carryforwards of $244.4 million, of which $10.1 million were generated prior to 2018 and will begin to expire in 2033, unless previously utilized, but may be used to offset up to 100% of future taxable income before expiration. Under current law, our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax law. As of December 31, 2024, we had state NOL carryforwards of $265.7 million which will begin to expire in 2033. As of December 31, 2024, we had foreign NOL carryforwards of $3.0 million, which may be carried forward indefinitely.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a rolling three-year period, the corporation’s ability to use its pre-change NOL carryforwards and certain other tax attributes to offset its post-change income or taxes may be limited. This could limit the amount of NOLs or other applicable tax attributes that we can utilize annually to offset future taxable income or tax liabilities. We have not undertaken a Section 382 study, and it is possible that we have previously undergone one or more ownership changes so that our use of NOLs is subject to limitation. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.
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
Our ability to successfully introduce and market new products is unproven. Because we have a limited operating history and the market for our products, including newly developed products, is rapidly evolving, it is difficult to predict our operating results, particularly with respect to any new products that we may introduce. Our future success will depend in large part upon our ability to identify demand trends in the market in which we operate and quickly develop or acquire, and design, manufacture and sell, products and services that satisfy these demands in a cost-effective manner. Also, we may not be able to respond effectively to new product or service announcements by competitors by quickly introducing competitive products and services.
In order to differentiate our products and services from competitors’ products, we would need to focus on R&D efforts, including software development. If any products and services offered by, us do not continue, or if our new products or services fail to achieve widespread market acceptance, or if we are unsuccessful in capitalizing on opportunities in the market in which we operate, our future growth may be slowed and our business, results of operations and financial condition could be materially adversely affected.
Risks Related to our Technology and Intellectual Property
An inability to protect our IP could negatively affect our ability to compete, our business and our results of operations.
Our ability to compete effectively depends in part upon the maintenance and protection of the IP related to our energy solutions. As of December 31, 2024, we had a portfolio of 12 issued U.S. patents, 11 issued non-U.S. patents, 11 pending U.S. patent applications and 22 pending patent applications in other countries, as well as numerous trademarks. However, our portfolio of patents is expected to evolve as new patents are issued and older patents expire, and the expiration of patents could have a negative effect on our ability to prevent competitors from duplicating certain or all of our products. Our U.S. issued patents are expected to expire between 2029 and 2041.

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
If our information technology systems or those of third parties that we work with, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
In the ordinary course of our business, we and the third parties that we work with process sensitive data, and, as a result, we and such third parties face a variety of evolving threats that could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties that we work with. Such threats are prevalent and continue to rise, are increasingly difficult to detect, come from a variety of sources, and include social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks (which are becoming increasingly prevalent and can lead to significant interruptions in our operations), supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by artificial intelligence, telecommunications failures, earthquakes, fires, floods and other similar threats.
Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations.

In addition, we rely on third-party service providers and technologies to operate critical business systems, provide certain products/services/parts on our behalf, and process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, application hosting, data center facilities, encryption and authentication technology, employee email, content delivery to customers and other functions, which introduces additional cybersecurity risks and vulnerabilities. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences and any damages we are awarded due such parties’ failure to satisfy their obligations to us may be insufficient to cover our damages, or we may be unable to recover such award.
We have implemented and maintain various information security processes and technologies designed to identify, assess and manage material risks from cybersecurity threats to our information technology systems and data. However, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information technology systems (such as our hardware and/or software, including that of third parties that we work with). However, we may not detect and remediate all such vulnerabilities including on a timely basis and we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties that we work with. A security incident or other interruption could disrupt our ability (and that of third parties that we work with) to provide our services and negatively impact our ability to grow and operate our business.
We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.
If we (or a third-party that we work with) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits and inspections); additional notification and reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine us.

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
Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. The U.S. state comprehensive privacy laws allow for statutory fines for noncompliance.
Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties that we work with.
In addition to data privacy and security laws, we are bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.
We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security, and if these statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations has in the past and may in the future require us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that we work with.

We, our personnel, or the third parties that we work with may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations, which could negatively impact our business operations and lead to significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
Our business benefits in part from federal, state, provincial and local government support for renewable energy, and a decline in such support could harm our business.
We benefit in part from legislation and government policies, incentives, mandates or other programs that support renewable energy, and energy storage projects that enhance the economic feasibility of our solar energy projects. This support includes legislation and regulations that encourage or in some cases require other customers to procure power from renewable or low-emission sources or otherwise to procure our services; and provide us or our customers with tax and other incentives that reduce our costs or increase our revenues. For example, the IRA contains many provisions intended to incentivize domestic clean energy investment, clean energy production and manufacturing of necessary components. However, it is unclear whether these initiatives will create sufficient incentives for projects or result in increased demand for our services. In addition, some of these government mandates and economic incentives are scheduled to be reduced or to expire, or could be eliminated altogether, while others are scheduled to be extended or expanded. For example, in January 2025, the current administration issued several executive orders aimed at revoking climate policies and announced an intent to repeal green energy tax credits. We expect there to be additional changes related to climate policy under the current administration, including additional executive orders, federal regulations, programs and other federal actions, however, we cannot currently predict when or if the current administration or Congress will act, the form of the action, the extent to which any such action may replace or revoke prior administration policies, or the impact of those actions on our business. There can be no assurance that government support for renewable energy will continue, that favorable legislation will pass, or that the electricity produced by renewable energy investments will continue to qualify for support through renewable portfolio standards programs. The elimination of, or reduction in, ongoing federal, state, provincial and local government support for renewable energy could have a material adverse effect on our business, financial condition and results of operations could be adversely affected.
Legislative or regulatory actions relating to renewable energy may impact demand for our services, our ability to remain in compliance with applicable laws and our cost of operations.
We are subject to laws, regulations and rules enacted by national, regional and local governments. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. For example, on January 20, 2025, the current administration signed an executive order to withdraw the U.S. from United Nations Framework Convention on Climate Change, marking a significant shift in U.S. climate policy. It remains unclear what further actions the federal government may take with respect to domestic and international regulations, programs and initiatives that could affect demand for or the economic viability of renewable energy infrastructure. Failure to comply with applicable laws, regulations and rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

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
Our common stock and Public Warrants were delisted from the NYSE on June 20, 2024. We can provide no assurance that we will be able to, re-list our common stock or the Public Warrants on a national securities exchange or that there will be an active market for these securities on the over-the-counter (“OTC”) market. Moreover, without an active trading market, the market price of our securities may be extremely volatile and not reflective of the market price that would be seen on a more active trading market. For so long as our common stock is limited to trading on the OTC market, we and our stockholders could face significant negative consequences including:
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
The price of our stock has experienced substantial price volatility and may continue to do so in the future. From January 1, 2024 to March 20, 2025, our stock price fluctuated between a low of $0.85 per share and a high of $3.90 per share. Additionally, the energy and technology industries, and the stock market as a whole have, from time to time, experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to the performance of the companies’ in these sectors. We believe the price of our stock should reflect expectations of future growth and profitability. If we fail to meet expectations related to future growth, profitability, or other market expectations, the price of our stock may decline significantly, which could have a material adverse impact on investor confidence and employee retention.
We may redeem our outstanding Public and Private Warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making such warrants worthless.
As of December 31, 2024, we had Public Warrants and private placement warrants (“Private Warrants,” and together with the Public Warrants, the “Public and Private Warrants”) outstanding. We may redeem our outstanding Public Warrants at a price of $0.35 per warrant, provided that the last reported sales price of our common stock equals or exceeds $630.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. We may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.
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
The market price of our common stock has been volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention and resources from other business concerns and could also require us to make substantial payments to satisfy judgments or to settle litigation either of which could seriously harm our business.
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
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (“DGCL”), which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our common stock. Any provision of our Certificate of Incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change of control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
We have implemented and maintain various information security processes and technologies designed to identify, assess and manage material risks from cybersecurity threats to our computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property and confidential information that is proprietary, strategic or competitive in nature (“Information Systems and Data”).

Our Chief Information Security Officer (“CISO”) and the information security team, in conjunction with our legal team and third-party service providers, help identify, assess and manage Heliogen’s cybersecurity threats and risks. Our CISO and the information security team identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods from time to time, including, for example: conducting vulnerability assessments to identify vulnerabilities; conducting scans of corporate devices and network infrastructure; analyzing reports of potential, known and identified threats and actors; using automated and manual tools to monitor for, identify, or evaluate threats and risks; conducting audits and threat assessments; subscribing to reports and services that help identify cybersecurity threats; using third-party threat assessments and external intelligence feeds; and evaluating our Company’s and our industry’s risk profile.
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
We recognize that cybersecurity risks extend to third-party service providers that access or manage our Information Systems and Data. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our third-party risk management program may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider, including due diligence reviews, contractual security requirements, ongoing monitoring, and audits designed to evaluate vendors’ security controls against our security standards. Additionally, we conduct third-party penetration testing and security reviews on critical service providers.
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
Our cybersecurity risk assessment and management processes are overseen by Heliogen leadership, including our CISO, who has over 30 years of experience in military and enterprise security, regulatory compliance and risk management. Our CISO is responsible for establishing and maintaining our information security framework, integrating cybersecurity risk considerations into our enterprise risk management strategy, and regulatory compliance.

Our CISO collaborates with executive management and the Board to assess, communicate, and mitigate cybersecurity risks. Responsibilities include overseeing security policies, incident preparedness, and threat monitoring. Our incident response plan is designed to escalate certain cybersecurity incidents to members of management, including executive management and the Board, as necessary. Certain significant incidents are escalated to executive leadership and the Board’s Audit Committees.
The Audit Committee receives periodic reports from the CISO and information security team on significant cybersecurity threats, risk mitigation strategies and company-wide security initiatives. The Audit Committee is briefed quarterly on cybersecurity risks, controls and incident response activities. In addition, the Board periodically consults with external cybersecurity advisors for updates regarding evolving cybersecurity threats and best practices, and we conduct annual cybersecurity awareness training for executives and Board members to enhance their understanding of cybersecurity risks and related regulatory obligations.

Item 2. Properties
As of December 31, 2024, our principal properties consisted of the following:

Nature	Location	Held	Lease End Term
Corporate headquarters	Pasadena, California	Lease	May 2026
Corporate offices	Houston, Texas	Lease	August 2026
Manufacturing Facility (1)	Long Beach, California	Lease	September 2026
Developmental property	Plains, Texas	Lease	September 2033
________________
(1)In February 2025, the lease in Long Beach, California for our Manufacturing Facility was terminated.

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
Holders of Record
As of March 20, 2025, we had 486 stockholders of record of our common stock and 4 holders of record of our Public and Private Warrants.
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
Overview
Heliogen is a renewable energy technology company focused on delivering round-the-clock, low-carbon energy production, using concentrated sunlight and thermal energy storage to deliver cost-effective, load-following, high-capacity factor thermal and electric energy.
We are undergoing a significant transition to align our operating structure with a technology-centric business model, as we prioritize the commercial deployment of our energy solutions by focusing on the development and implementation of our enhanced concentrated solar energy technology and thermal energy storage. We also offer engineering, research and development (“R&D”), maintenance and project development support to third parties seeking reliable, low-carbon energy and storage solutions.
Results of Operations
We have historically incurred operating losses as we are in the early stages of commercializing our technology and investing in the R&D and infrastructure necessary to achieve our goals. However, we remain focused on achieving sufficient scale and efficiency improvements through technological progress and additional learning to ultimately achieve profitability.
Certain Factors Affecting our Financial Results
Capella Project. In March 2022, we entered into a commercial-scale demonstration agreement (“CSDA”) to engineer and construct a 5 MW commercial-scale concentrated solar energy facility (the “Capella Project”) with Woodside Energy USA Inc. (“Woodside”) in Mojave, California with a total transaction price of $45.5 million and received an award from the U.S. Department of Energy (the “DOE”) of up to $39.0 million (the “DOE Award”) to support the Capella Project, of which up to $3.9 million was allocated to be paid directly by the DOE to another party providing services under the DOE Award at our direction. During the year ended December 31, 2022, we recognized contract loss provisions of $33.8 million, which reflected our best estimate of the full expected loss on the Capella Project at the respective time given the consideration expected to be realized under the CSDA and the DOE Award relative to the total estimated cost at completion.
In the fourth quarter of 2023, we adjusted the Capella Project estimate after completing the front-end engineering and design phase. As a result of the adjustment to the Capella Project estimate, we recorded an unfavorable cumulative adjustment to project revenue of $3.4 million and recognized additional contract loss provisions of $52.9 million during the year ended December 31, 2023. In January 2024, we executed a change order to the CSDA with Woodside that extended the expected completion date for the Capella Project in order to provide us more time for value engineering to explore additional cost saving and funding opportunities.
In the fourth quarter of 2024, after completing value engineering for the next phase of the Capella Project, Heliogen and Woodside decided not to pursue construction of the facility due to escalated costs. Effective in December 2024, we received notice of termination of the CSDA from Woodside. As a result of the decision to not pursue construction of the Capella Project, we have begun the process to close out the DOE Award and we do not anticipate receiving any additional funds.
At the time that the Capella Project was canceled, we had no remaining performance obligations under the CSDA and we recorded a favorable cumulative adjustment to project revenue of $17.5 million during the year ended December 31, 2024. Additionally, we reduced the remaining contract loss provision liability to zero on our consolidated balance sheet as of December 31, 2024 and recognized a favorable adjustment to the contract loss provision of $74.1 million on our consolidated statement of operations during the year ended December 31, 2024.

Manufacturing Facility Closure. In May 2024, we implemented a targeted plan, which included a workforce reduction, the closing of our manufacturing facility in Long Beach, California, (the “Manufacturing Facility”) and a reduction in third-party costs. These actions were intended to further reduce structural costs and operating expenses and better align our operating structure for commercialization with a technology-centric business model.
In connection with the targeted plan, we incurred a total of $5.1 million impairment and other charges during the year ended December 31, 2024 consisting of $1.1 million of costs associated with closing our Manufacturing Facility, including a right-of-use asset impairment and other related costs, $3.4 million of other asset impairment charges and $0.6 million of employee transition, severance payments and related benefits.
Texas Steam Plant. In October 2023, we executed a land lease in Plains, Texas (the “Texas Steam Plant Lease”) and initiated construction on a Heliogen steam plant in the Permian Basin (the “Texas Steam Plant”). The Texas Steam Plant would have demonstrated the operation of our technology at a larger scale than our R&D facility in Lancaster, California (the “R&D Facility”) and would have demonstrated the operation of our internally designed steam-generating receiver integrated with our heliostat field and control system. During the year ended December 31, 2024, we made significant progress toward mechanical completion, however, in the fourth quarter, in order to conserve cash and in light of the shifting landscape following the United States (“U.S.”) presidential election, we made the decision to halt construction of the Texas Steam Plant. As a result of halting construction on the Texas Steam Plant, we recorded a right-of-use asset impairment of $0.5 million associated with the Texas Steam Plant Lease during the year ended December 31, 2024.
Comparison of the Years Ended December 31, 2024 and 2023

	Year Ended December 31,
$ in thousands	2024	2023	$ Change	% Change
Revenue:
Services revenue	$19,844	$888	$18,956	2,135%
Grant revenue	3,380	3,557	(177)	(5)%
Total revenue	23,224	4,445	18,779
Cost of revenue:
Cost of services revenue (including depreciation)	4,655	3,677	978	27%
Cost of grant revenue	3,380	3,517	(137)	(4)%
Contract loss (adjustments) provisions	(74,117)	52,854	(126,971)	(240)%
Gross profit (loss)	89,306	(55,603)	144,909

Operating expenses:
Selling, general and administrative	36,320	49,495	(13,175)	(27)%
Research and development	16,335	21,028	(4,693)	(22)%
Impairment and other charges	7,024	8,934	(1,910)	(21)%
Operating income (loss)	29,627	(135,060)	164,687

Interest income	2,299	1,448	851	59%
Gain on warrant remeasurement	66	542	(476)	(88)%
Other income, net	561	3,473	(2,912)	(84)%
Net income (loss) before taxes	32,553	(129,597)	162,150
Provision for income taxes	(6)	(1)	(5)	500%
Net income (loss)	$32,547	$(129,598)	$162,145
Revenue and Gross Profit (Loss)
During the year ended December 31, 2024, we recognized total revenue of $23.2 million, an increase of $18.8 million compared to total revenue of $4.4 million for the year ended December 31, 2023.

We recognized services revenue of $19.8 million during the year ended December 31, 2024, an increase of $19.0 million compared to services revenue of $0.9 million for the year ended December 31, 2023. The increase was primarily driven by the decision to not move forward with the Capella Project and the termination of the CSDA, which resulted in a favorable cumulative adjustment of $17.5 million recorded to services revenue during the fourth quarter of 2024. Additionally, the increase was due to an unfavorable cumulative adjustment of $3.4 million recorded during the fourth quarter of 2023 to services revenue, as a result of changes in the Capella Project estimate at that time.
We recognized grant revenue of $3.4 million during the year ended December 31, 2024, a decrease of $0.2 million compared to grant revenue of $3.6 million for the year ended December 31, 2023. The decrease was driven by a decrease in reimbursable costs incurred on the Capella Project under the DOE Award, which was partially offset by the approval of the proposed budget modification by the DOE for the Capella Project, which did not change the DOE Award amount but resulted in more favorable cost sharing ratios and indirect rates for the year ended December 31, 2024.
During the year ended December 31, 2024, we recognized a gross profit of $89.3 million, a change of $144.9 million compared to a gross loss of $55.6 million for the year ended December 31, 2023. In addition to the increase in services revenue recognized year over year discussed above, we recognized a favorable adjustment to the contract loss provision of $74.1 million as a result of the termination of the CSDA during the year ended December 31, 2024 compared to the recognition of additional contract loss provisions of $52.9 million during the year ended December 31, 2023, primarily associated with the completion of the front-end engineering and design phase on the Capella Project.
Selling, General and Administrative
The following table summarizes selling, general and administrative (“SG&A”) expenses:

	Year Ended December 31,
$ in thousands	2024	2023	$ Change
Employee compensation, excluding share-based compensation	$12,906	$22,453	$(9,547)
Share-based compensation	2,276	(6,464)	8,740
Collaboration Warrants	—	1,981	(1,981)
Other selling, general and administrative	21,138	31,525	(10,387)
Total selling, general and administrative	$36,320	$49,495	$(13,175)
During the year ended December 31, 2024, we recognized SG&A expense of $36.3 million, a decrease of $13.2 million compared to SG&A expense of $49.5 million for the year ended December 31, 2023. The decrease was primarily driven by a decrease of $10.4 million in other SG&A expense primarily driven by a decrease in professional and consulting fees and other discretionary spending as we focused on reducing third-party costs. Additionally, there was a decrease of $9.5 million in employee compensation due to headcount reductions and a decrease of $2.0 million in Collaboration Warrants which were fully impaired in the fourth quarter of 2023. The decrease was partially offset by a $8.7 million increase in share-based compensation primarily due to a one-time reversal of share-based compensation of $12.5 million during the first quarter of 2023, as a result of stock options forfeited in connection with the termination of our former Chief Executive Officer.
Research and Development
The following table summarizes R&D expenses:

	Year Ended December 31,
$ in thousands	2024	2023	$ Change
Employee compensation, excluding share-based compensation	$8,521	$9,640	$(1,119)
Share-based compensation	191	750	(559)
Other research and development	7,623	10,638	(3,015)
Total research and development	$16,335	$21,028	$(4,693)

During the year ended December 31, 2024, we recognized R&D expense of $16.3 million, a decrease of $4.7 million compared to R&D expense of $21.0 million for the year ended December 31, 2023. The decrease was primarily driven by a decrease of $3.0 million in other R&D expense as we focused spending on strategic R&D projects, a decrease of $1.1 million in employee compensation primarily due to headcount reductions and a decrease of $0.6 million in share-based compensation expense due to forfeitures.
Impairment and Other Charges
During the year ended December 31, 2024, we recognized impairment and other charges of $7.0 million, consisting of $3.4 million to property, plant and equipment related to leasehold improvements, machinery and equipment and other fixed assets located at our Manufacturing Facility, $2.0 million of employee severance and related benefits associated with workforce reductions, $1.1 million of costs associated with closing our Manufacturing Facility, including a right-of-use asset impairment and other related costs, and a right-of-use asset impairment of $0.5 million associated with the Texas Steam Plant Lease.
During the year ended December 31, 2023, we recognized impairment and other charges of $8.9 million, consisting of $5.3 million to fully impair the remaining book value of our Collaboration Warrants, $1.5 million to fully impair the remaining book value of our cloud computing implementation costs, $1.0 million to fully impair goodwill due to a sustained decrease in our market capitalization and $1.2 million expense for employee severance and related benefits. Refer to Note 13—Impairment and Other Charges for additional information.
Interest Income
During the year ended December 31, 2024, we recognized interest income of $2.3 million, an increase of $0.9 million compared to interest income of $1.4 million for the year ended December 31, 2023. The increase is primarily attributable to an increase in our cash equivalent balances held in high interest yield accounts and the rising interest rate environment for our investments.
Warrant Remeasurement
During the year ended December 31, 2024, we recognized a gain of $0.1 million related to the change in fair value of our outstanding Public and Private Warrants, a decrease of $0.5 million compared to a gain of $0.5 million for the year ended December 31, 2023. The change in fair value of the Public and Private Warrants are highly correlated to changes in our stock price.
Other Income, Net
During the year ended December 31, 2024, we recognized other income of $0.6 million, a decrease of $2.9 million compared to other income of $3.5 million for the year ended December 31, 2023. The decrease is primarily attributable to a decrease of $2.9 million in accretion income related to our investments in available-for-sale securities.
Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents, which are short-term in duration and highly liquid, and cash receipts from customers and government grants. Our principal uses of cash are expenditures related to project development and completion, as well as R&D and SG&A expenditures in support of our technology development and operational support.
As of December 31, 2024, we had liquidity of $36.9 million, consisting of cash and cash equivalents and no debt. As of March 20, 2025, we had liquidity of $31.5 million, consisting of cash and cash equivalents and no debt.

Going Concern
The accompanying financial statements have been prepared assuming we will continue as a going concern. As of December 31, 2024, our liquidity was $36.9 million and we had an accumulated deficit of $405.6 million. During the year ended December 31, 2024, we used cash in operations of $38.8 million. We expect to continue to generate operating losses and have significant cash outflows from operating activities for at least the next few years. Based on our liquidity position as of December 31, 2024 and our current forecast of operating results and cash flows, we anticipate that we may not have sufficient resources to fund our cash obligations for the next 12 months after the issuance date of this Annual Report. These factors raise substantial doubt about our ability to continue as a going concern. We have evaluated the conditions discussed above and we are taking various steps in an effort, to alleviate them, including the following actions.
In the second quarter of 2024, we made the strategic decision to implement a targeted plan, which included a workforce reduction, the closing of our Manufacturing Facility, and a reduction in third-party costs. These actions were intended to further reduce structural costs and operating expenses and better align our operating structure for commercialization with a technology-centric business model.
In the fourth quarter of 2024, in an effort to conserve cash and in light of the shifting landscape following the U.S. presidential elections, we made the decision to halt construction of our Texas Steam Plant and close our R&D Facility. Furthermore, in December 2024, after completing value engineering for the next phase of the Capella Project, Heliogen and Woodside decided not to pursue construction of the facility due to escalated costs.
We plan to continue to explore cost saving opportunities, while also engaging with a financial advisor to explore and evaluate strategic transactions, which could include, among other things, acquisitions, divestitures, a merger or sale and partnerships.
No assurance can be given that any future strategic transactions will be completed on terms that are satisfactory to us, if at all. If we are unable to effectively implement any of our plans, we may be forced to delay, reduce or eliminate more of our commercialization efforts, product expansion or R&D programs and our business, financial condition and results of operations could be materially and adversely affected. Assuming no additional funding and based on our current operating and development plans, we expect that existing liquidity as of the date of this filing will be sufficient to fund currently anticipated operating expenses into the first quarter of 2026.
Summary of Cash Flows
The following table provides a summary of our cash flows:

	Year Ended December 31,
$ in thousands	2024	2023
Net cash used in operating activities	$(38,849)	$(71,644)
Net cash provided by investing activities	13,142	86,654
Net cash provided by (used in) financing activities	(59)	1,331
Net Cash from Operating Activities. Net cash used in operating activities was $38.8 million for the year ended December 31, 2024 compared to net cash used in operating activities of $71.6 million for the year ended December 31, 2023. The $32.8 million decrease in the net cash used in operating activities was primarily driven by reductions in headcount and discretionary spending as we focused on cost saving opportunities.
Net Cash from Investing Activities. Net cash provided by investing activities was $13.1 million for the year ended December 31, 2024 compared to net cash provided by investing activities of $86.7 million for the year ended December 31, 2023. For the year ended December 31, 2024, we received net proceeds from the maturities of available-for-sale securities of $12.5 million to fund our operations and proceeds from the sale of property, plant and equipment of $0.9 million, partially offset by capital expenditures of $0.3 million. For the year ended December 31, 2023, we received net proceeds from the maturities of available-for-sale securities of $87.9 million to fund our operations, partially offset by capital expenditures of $1.3 million.

Net Cash from Financing Activities. Net cash used in financing activities was $0.1 million for the year ended December 31, 2024 compared to net cash provided by financing activities of $1.3 million for the year ended December 31, 2023. For the year ended December 31, 2024, we paid $95 thousand related to taxes for net-share settlement of share-based compensation, partially offsets by proceeds of $33 thousand associated with our employee stock purchase plan. For the year ended December 31, 2023, we received proceeds of $1.2 million from stock option exercises and proceeds of $0.2 million associated with our employee stock purchase plan.
Cash Requirements
Our material cash requirements from known contractual and other obligations include:
Operating Lease Liabilities. Our long-term operating leases are primarily for real estate. Refer to Note 9—Leases to our consolidated financial statements in Part II, Item 8 of this Annual Report, for additional information regarding maturity analysis of our operating leases.
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
Impairment of Long-lived Assets
We assess long-lived assets classified as “held and used,” including our property, plant and equipment and right-of-use assets for impairment whenever events or changes in circumstances arise, including consideration of technological obsolescence, which may indicate that the carrying amount of such assets may not be recoverable. For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
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
Revenue Recognition
We recognize project revenue over time as work is performed using the incurred costs method, which we believe is the method that most accurately reflects our progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed-price contracts is recognized as work is performed based on the ratio of costs incurred to date compared to the total estimated costs at completion of the performance obligations. We account for contract modifications prospectively when the remaining goods or services are distinct and on a cumulative catch-up basis when the remaining goods or services are not distinct.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Heliogen, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Heliogen, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Substantial Doubt About the Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company expects to continue to generate operating losses and have significant cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Los Angeles, California
March 27, 2025
We have served as the Company’s auditor since 2022.

Heliogen, Inc.
Consolidated Balance Sheets
($ in thousands, except share data)

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$36,949	$62,715
Short-term restricted cash	500	500
Investments	—	12,386
Receivables, net	764	4,679
Inventories, net	—	1,956
Prepaid and other current assets	865	1,230
Total current assets	39,078	83,466
Operating lease right-of-use assets	2,831	13,909
Property, plant and equipment, net	315	5,577
Long-term restricted cash	1,000	1,000
Other long-term assets	1,066	3,081
Total assets	$44,290	$107,033
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Trade payables	$1,450	$746
Accrued expenses and other current liabilities	11,164	8,907
Contract liabilities	—	17,008
Contract loss provisions	—	75,340
Total current liabilities	12,614	102,001
Operating lease liabilities, non-current	2,314	12,878
Other long-term liabilities	344	169
Total liabilities	15,272	115,048
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,096,084 shares issued and outstanding as of December 31, 2024 and 5,946,315 shares issued and outstanding as of December 31, 2023	1	1
Additional paid-in capital	435,159	430,678
Accumulated other comprehensive loss	(511)	(516)
Accumulated deficit	(405,631)	(438,178)
Total stockholders’ equity (deficit)	29,018	(8,015)
Total liabilities and stockholders’ equity (deficit)	$44,290	$107,033
The accompanying notes are an integral part of these consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Operations
($ in thousands, except per share and share data)

	Year Ended December 31,
	2024	2023
Revenue:
Services revenue	$19,844	$888
Grant revenue	3,380	3,557
Total revenue	23,224	4,445
Cost of revenue:
Cost of services revenue (including depreciation)	4,655	3,677
Cost of grant revenue	3,380	3,517
Contract loss (adjustments) provisions	(74,117)	52,854
Total cost of revenue	(66,082)	60,048
Gross profit (loss)	89,306	(55,603)

Operating expenses:
Selling, general and administrative	36,320	49,495
Research and development	16,335	21,028
Impairment and other charges	7,024	8,934
Total operating expenses	59,679	79,457
Operating income (loss)	29,627	(135,060)

Interest income	2,299	1,448
Gain on warrant remeasurement	66	542
Other income, net	561	3,473
Net income (loss) before taxes	32,553	(129,597)
Provision for income taxes	(6)	(1)
Net income (loss)	$32,547	$(129,598)

Earnings (loss) per share:
Basic	$5.36	$(22.26)
Diluted	$5.22	$(22.26)

Weighted-average number of shares outstanding:
Basic	6,071,530	5,822,389
Diluted	6,231,240	5,822,389
The accompanying notes are an integral part of these consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Comprehensive Income (Loss)
($ in thousands)

	Year Ended December 31,
	2024	2023
Net income (loss)	$32,547	$(129,598)
Other comprehensive income, net of taxes:
Unrealized gains on available-for-sale securities	1	308
Cumulative translation adjustment	4	(231)
Total other comprehensive income, net of taxes	5	77
Comprehensive income (loss)	$32,552	$(129,521)
The accompanying notes are an integral part of these consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
($ in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Equity (Deficit)	Total
	Shares	Amount
Balance as of December 31, 2022	5,511,839	$1	$434,496	$(593)	$(308,580)	$125,324
Net loss	—	—	—	—	(129,598)	(129,598)
Other comprehensive income	—	—	—	77	—	77
Share-based compensation	—	—	(5,164)	—	—	(5,164)
Issuance of common stock under employee stock purchase plan	33,156	—	184	—	—	184
Vesting of restricted stock units	156,646	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	(10,403)	—	(21)	—	—	(21)
Exercise of stock options	255,872	—	1,171	—	—	1,171
Payment for fractional shares in connection with the reverse stock split	(795)	—	(7)	—	—	(7)
Vesting of warrants issued in connection with customer agreements	—	—	19	—	—	19
Balance as of December 31, 2023	5,946,315	1	430,678	(516)	(438,178)	(8,015)
Net income	—	—	—	—	32,547	32,547
Other comprehensive income	—	—	—	5	—	5
Share-based compensation	—	—	2,633	—	—	2,633
Issuance of common stock under employee stock purchase plan	26,303	—	33	—	—	33
Vesting of restricted stock units	168,427	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	(48,779)	—	(95)	—	—	(95)
Exercise of stock options	3,818	—	3	—	—	3
Vesting of warrants issued in connection with customer agreements	—	—	1,907	—	—	1,907
Balance as of December 31, 2024	6,096,084	$1	$435,159	$(511)	$(405,631)	$29,018
The accompanying notes are an integral part of these consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Cash Flows
($ in thousands)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$32,547	$(129,598)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	965	2,142
Impairment charges	4,706	7,774
Provision for inventory reserve	1,729	2,391
Share-based compensation	2,633	(5,164)
Change in fair value of warrants	(66)	(542)
Change in fair value of contingent consideration	—	(353)
Deferred income taxes	6	1
Non-cash operating lease expense	1,989	1,711
Other non-cash operating activities	771	(1,304)
Changes in assets and liabilities:
Receivables, net	3,330	4,084
Inventories, net	227	(1,713)
Prepaid and other current assets	381	92
Trade payables and accrued liabilities	2,223	(3,330)
Contract liabilities	(15,145)	6,689
Change in contract loss provisions, net	(75,340)	46,888
Other non-current assets and liabilities	195	(1,412)
Net cash used in operating activities	(38,849)	(71,644)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(264)	(1,257)
Proceeds from sale of property, plant and equipment	906	—
Purchases of available-for-sale securities	—	(97,189)
Maturities of available-for-sale securities	12,500	185,100
Net cash provided by investing activities	13,142	86,654
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3	1,175
Proceeds from issuance of common stock under employee stock purchase plan	33	184
Payment related to taxes for net-share settlement of share-based compensation	(95)	(21)
Payment for fractional shares in connection with the reverse stock split	—	(7)
Net cash provided by (used in) financing activities	(59)	1,331
Increase (decrease) in cash, cash equivalents and restricted cash	(25,766)	16,341
Cash, cash equivalents and restricted cash at the beginning of the year	64,215	47,874
Cash, cash equivalents and restricted cash at the end of the year	$38,449	$64,215
The accompanying notes are an integral part of these consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Cash Flows (continued)
($ in thousands)

	Year Ended December 31,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$36,949	$62,715
Short-term restricted cash	500	500
Long-term restricted cash	1,000	1,000
Total cash, cash equivalents and restricted cash	$38,449	$64,215

Non-cash investing and financing activities:
Fair value of Project Warrants recognized in equity	$1,907	$19
The accompanying notes are an integral part of these consolidated financial statements.

Heliogen, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023

Note 1—Organization and Basis of Presentation
Background
Heliogen, Inc. and its subsidiaries (collectively, “Heliogen” or the “Company”), is a renewable energy technology company focused on delivering round-the-clock, low-carbon energy production, using concentrated sunlight and thermal energy storage to deliver cost-effective, load-following, high-capacity factor thermal and electric energy. Unless otherwise indicated or the context requires otherwise, references in our consolidated financial statements to “we,” “us,” or “our” and similar expressions refer to Heliogen.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Heliogen and the subsidiaries it controls. All intercompany balances are eliminated in consolidation. Certain immaterial prior period amounts, such as severance costs, have been reclassified to conform to current period presentation. These changes did not have a material impact on our financial position or results of operations.
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
As of December 31, 2024, the Company had liquidity of $36.9 million, consisting of $36.9 million of cash and cash equivalents and no debt. During the year ended December 31, 2024, the Company used cash in operations of $38.8 million. The Company expects to continue to generate operating losses and have significant cash outflows from operating activities for at least the next few years. Based on these factors, the Company anticipates that it may not have sufficient resources to fund its cash obligations for the next 12 months after the issuance date of the consolidated financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company has evaluated the conditions discussed above and is taking various steps in an effort, to alleviate them, including the following actions.
In the second quarter of 2024, the Company made the strategic decision to implement a targeted plan, which included a workforce reduction, the closing of the Company’s manufacturing facility in Long Beach, California, (the “Manufacturing Facility”) and a reduction in third-party costs. These actions were intended to further reduce structural costs and operating expenses and better align the Company’s operating structure for commercialization with a technology-centric business model, as the Company continued to explore and evaluate strategic alternatives with its third-party financial advisor.
In the fourth quarter of 2024, in an effort to conserve cash and in light of the shifting landscape following the United States (“U.S.”) presidential elections, the Company made the decision to halt construction of the steam plant in Plains, Texas (the “Texas Steam Plant”) and close its research and development (“R&D”) facility in Lancaster, California. Furthermore, in December 2024, after completing value engineering for the next phase of the commercial-scale concentrated solar energy facility to be built in Mojave, California (the “Capella Project”), Heliogen and Woodside Energy USA Inc. (“Woodside”) decided not to pursue construction of the facility due to escalated costs.
The Company is continuing to explore additional cost saving opportunities, while also engaging with a financial advisor to explore and evaluate strategic transactions, which could include, among other things, acquisitions, divestitures, a merger or sale and partnerships. No assurance can be given that any future strategic transactions will be completed on terms that are satisfactory to the Company.

Heliogen, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
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
Cash and Cash Equivalents
We consider highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2024 and 2023, our cash and cash equivalents balances were $36.9 million and $62.7 million, respectively.
Restricted Cash
As of December 31, 2024 and 2023, our restricted cash balance, including the long-term portion, was $1.5 million and was comprised of a standby letter of credit issued in relation to a lease for manufacturing space in Long Beach, California (the “Long Beach Lease”). In February 2025, the Long Beach Lease was terminated and in March 2025 the $1.5 million standby letter of credit was released to the Company.
Investments
The primary objectives of our investment portfolio, which includes our highly liquid investments classified as cash equivalents, are to maintain the safety of our invested capital, provide prudent levels of liquidity to accommodate operational and capital needs and maintain an acceptable level of risk. These risks include credit risk, interest rate risk and concentration risk, which are mitigated through the use of various well-established financial institutions as well as an investments portfolio consisting of very liquid and high credit quality instruments. The Company reviews its available-for-sale securities portfolio for impairment and determines if impairment is due to credit losses or other reasons. In making the assessment of whether a loss is from credit or other factors, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is less than the amortized cost basis, a credit loss exists and an allowance is created, limited by the amount that the fair value is less than the amortized cost basis. Subsequent activity related to the credit loss component (e.g., write-offs, recoveries) is recognized as part of the allowance for credit losses on available-for-sale securities.

Heliogen, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
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
As of December 31, 2023, all of our investments in fixed maturity securities are classified as available-for-sale, have original maturities of one year or less and are disclosed as investments on our consolidated balance sheets. The Company had no investments in fixed maturity securities as of December 31, 2024.
The cost of securities sold is based on the specific-identification method. During the years ended December 31, 2024 and 2023, there were no sales of investments. There were no credit losses for available-for-sale securities recognized during the years ended December 31, 2024 and 2023 and no allowance for credit losses as of December 31, 2024 and 2023.
As of December 31, 2024 and 2023, interest receivable on our investments, including cash equivalents, was $60 thousand and $0.1 million, respectively, and is included in receivables on our consolidated balance sheets.
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
Allowance for Credit Losses
The allowance for credit losses is a valuation account that is deducted from a financial asset’s amortized cost to present the net amount we expect to collect from such asset. We estimate allowances for credit losses using relevant available information from both internal and external sources. We monitor the estimated credit losses associated with our trade accounts receivable and unbilled accounts receivable based primarily on our collection history and the delinquency status of amounts owed to us, which we determine based on the aging of such receivables. Such methods and estimates are adjusted, as appropriate, for relevant past events, current conditions and reasonable and supportable forecasts. We recognize write-offs within the allowance for credit losses when cash receipts associated with our financial assets are deemed uncollectible. As of December 31, 2024 and 2023, we had $0.7 million and $0.2 million, respectively, of allowance for credit losses for trade receivables associated with our projects in Germany.
We consider governmental grant receivables to be fully collectible and accordingly, no allowance for credit loss balance has been established. If amounts become uncollectible, they are charged to operations.
Inventories
Inventories consist primarily of raw materials, work in progress and finished goods. Inventories are stated at the lower of cost or net realizable value. Provisions are made to reduce obsolete inventories for excess quantities to their estimated net realizable values based on future demand, market conditions and valuation. Refer to Note 6—Inventories for additional information.

Heliogen, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
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
We begin depreciation for our property, plant and equipment when the assets are placed in service. We consider such assets to be placed in service when they are both in the location and condition for their intended use. We compute depreciation expense using the straight-line method over the estimated useful lives of assets. We depreciate leasehold improvements over the shorter of their estimated useful lives or the remaining term of the lease. The estimated useful life of an asset is reassessed whenever applicable facts and circumstances indicate a change in the estimated useful life of such asset has occurred. Refer to Note 7—Property, Plant and Equipment for additional information.
Impairment of Long-lived Assets
We assess long-lived assets classified as “held and used,” including our property, plant and equipment and finite-lived intangibles, for impairment whenever events or changes in circumstances arise, including consideration of technological obsolescence, which may indicate that the carrying amount of such assets may not be recoverable. For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
When impairment indicators are present, we compare undiscounted future cash flows, including the eventual disposition of the asset group at market value, to the asset group’s carrying value to determine if the asset group is recoverable. If the carrying value of the asset group exceeds the undiscounted future cash flows, we measure any impairment by comparing the fair value of the asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted cash flows for the asset group, (ii) third-party valuations, and/or (iii) information available regarding the current market value for such assets. If the fair value of an asset group is determined to be less than its carrying value, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. Estimating future cash flows requires significant judgment and such projections may vary from the cash flows eventually realized. Refer to Note 13—Impairment and Other Charges for additional information.
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
For the Years Ended December 31, 2024 and 2023
We recognize operating lease costs on a straight-line basis over the lease term, and any variable lease costs are recognized in the period in which they are incurred. We do not separate lease and nonlease components of a contract.
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Goodwill is not amortized but is evaluated for impairment at the reporting unit level. The Company determined it has one reporting unit as of December 31, 2024 and 2023, which is the same as its single operating segment. The Company performs its goodwill impairment evaluation at least annually, as of October 1, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying value. The Company may first apply a qualitative assessment to determine if it is more likely than not that goodwill is impaired. If the qualitative assessment indicates that it is more likely than not that impairment exists, or if the Company chooses to bypass the assessment, a quantitative assessment is performed, which involves comparing the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its estimated fair value, the Company would record an impairment loss equal to the excess. Refer to Note 13—Impairment and Other Charges—Goodwill Impairment for additional information.
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
During the year ended December 31, 2023, we capitalized cloud computing implementation costs for enterprise resource planning systems of $1.1 million and had amortization expense of $0.8 million, which was included in selling, general and administrative (“SG&A”) expense on our consolidated statements of operations.
During the fourth quarter of 2023, we recorded an impairment of $1.5 million to fully impair the remaining book value of our cloud computing implementation costs, included in impairment and other charges on our consolidated statements of operations. Refer to Note 13—Impairment and Other Charges—Asset Impairments for additional information.
Revenue Recognition
Our revenue is derived from services revenue and grant revenue. Our services revenue is derived from contracts with customers and our grant revenue is derived from government grants.
Services Revenue
Our contracts with customers may include multiple promised goods and services. In such cases, we identify performance obligations by evaluating whether the promised goods and services are capable of being distinct within the context of the contract at contract inception. Promised goods and services that are not distinct at contract inception are combined. Once we identify the performance obligations, we determine a transaction price based on contractual amounts and an estimate of variable consideration. We allocate the transaction price to each performance obligation based on the relative stand-alone selling price (“SSP”) maximizing the use of observable inputs. Judgment is exercised to determine the SSP of each distinct performance obligation. We account for contract modifications prospectively when the remaining goods or services are distinct and on a cumulative catch-up basis when the remaining goods or services are not distinct.

Heliogen, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
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
Engineering Services Revenue. We recognize engineering services revenue over time as customers receive and consume the benefit of such services. Engineering service contracts with customers can be short-term or span several years and present amounts due to the Company for providing engineering, R&D, or other similar services in our field of expertise.
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
For the Years Ended December 31, 2024 and 2023
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
Earnings (Loss) per Share
Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding and the weighted-average number of shares issuable under certain vested warrants. Diluted EPS is computed by dividing net income (loss) by the sum of the basic weighted-average number of common shares outstanding and dilutive potential securities, which potentially could include shares that may be issued under our stock options, employee stock purchase plan, restricted stock units (“RSU”) and warrants, as determined by using the treasury stock method. Refer to Note 11—Earnings (Loss) per Share for additional information.
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
For the Years Ended December 31, 2024 and 2023
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

Heliogen, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. In addition, ASU 2024-03 requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted on a prospective or retrospective basis. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures (“ASU 2023-09”), which requires greater disaggregation of income tax disclosures to increase transparency and usefulness. The new standard requires additional information to be disclosed with respect to the income tax rate reconciliation, disaggregation of income taxes paid and modifying other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted on a prospective or retrospective basis. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires companies to enhance the disclosures about segment expenses on an annual and interim basis. The new standard requires disclosure of significant segment expenses that are regularly provided to an entity’s chief operating decision maker (“CODM”) and included in the reported segment measure of profit or loss. In addition, ASU 2023-07 requires the disclosure of the CODM’s title and a description of how the CODM uses the reported measures to assess segment performance and to allocate resources. Such disclosures apply to entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance during the year ended December 31, 2024. The adoption of ASU 2023-07 resulted in additional segment reporting disclosures in the Company’s consolidated financial statements, with no impact to the Company’s financial position or results of operations. Refer to Note 17—Segment Reporting for additional information.

Note 3—Revenue
Disaggregated Revenue
The following table provides information about disaggregated revenue:

	Year Ended December 31,
$ in thousands	2024	2023
Project revenue	$19,065	$300
Engineering services revenue	779	588
Total services revenue	19,844	888
Grant revenue	3,380	3,557
Total revenue	$23,224	$4,445

Heliogen, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
Services Revenue
The Company’s recognized project revenue is associated with a commercial-scale demonstration agreement (“CSDA”) executed with Woodside in March 2022 for the Capella Project for the customer’s use in research, development and testing. Pursuant to the CSDA, Woodside would pay up to $50.0 million to us to complete the Capella Project. The total transaction price for the CSDA was $45.5 million reflecting a reduction in contract price for the fair value of the Project Warrants (defined and discussed further in Note 4—Warrants—Project Warrants) granted to Woodside in connection with the CSDA.
In the fourth quarter of 2024, after completing value engineering for the next phase of the Capella Project, Heliogen and Woodside decided not to pursue construction of the facility due to escalated costs. Effective in December 2024, the Company received notice of termination of the CSDA from Woodside. Refer to Contract Modifications and Estimates below for additional information.
Engineering services revenue consists of amounts recognized under contracts with customers for the provision of engineering, R&D, or other similar services in our field of expertise. The Company’s recognized engineering services revenue is associated with engineering studies and projects in the U.S. and Europe.
Contract Modifications and Estimates
In the fourth quarter of 2023, the Company adjusted its Capella Project estimate after completing the front-end engineering and design phase. As a result of the adjustment to the Capella Project estimate, the Company recorded an unfavorable cumulative adjustment to project revenue of $3.4 million and recognized additional contract loss provisions of $52.9 million during the year ended December 31, 2023.
As mentioned above, in the fourth quarter of 2024, the decision was made to not move forward with the Capella Project and the CSDA was terminated. At the time that the Capella Project was canceled, the Company had no remaining performance obligations under the CSDA. As a result, the termination of the CSDA was accounted for as a contract modification on a cumulative catch-up basis and the Company recorded a favorable cumulative adjustment to project revenue of $17.5 million, which primarily consisted of deferred revenue, during the year ended December 31, 2024. Additionally, the Company reduced the remaining contract loss provision liability to zero on the consolidated balance sheet as of December 31, 2024 and recognized a favorable adjustment to the contract loss provision of $74.1 million on the consolidated statement of operations during the year ended December 31, 2024.
The Company amortized $1.2 million and $6.0 million during the years ended December 31, 2024 and 2023, respectively, of the previously recognized contract loss provisions as a reduction to cost of services revenue incurred during the periods based on percentages of completion.
Performance Obligations
Revenue recognized under contracts with customers, which excludes amounts to be received from government grants, relates solely to the performance obligations satisfied during the years ended December 31, 2024 and 2023 with no revenue recognized from performance obligations satisfied in prior periods. As of December 31, 2024, we had no outstanding performance obligations from our customer contracts.

Heliogen, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
Grant Revenue
The Company’s grant revenue is primarily related to the Company’s award received in October 2021 from the U.S. Department of Energy (the “DOE”) of up to $39.0 million (the “DOE Award”) to support the Capella Project, of which $3.9 million was allocated to be paid directly by the DOE to another party providing services under the DOE Award at the Company’s direction. Under the DOE Award, the Company was entitled to receive up to $35.1 million in funds under the DOE Award pursuant to budget periods defined in the DOE Award as reimbursement for costs incurred in completing the tasks specified in the DOE Award that are part of the Capella Project. As a result of the decision to not pursue construction of the Capella Project, the Company has begun the process to close out the DOE Award as of December 31, 2024 and we do not anticipate receiving any additional funds.
Receivables
Receivables consisted of the following:

	December 31,
$ in thousands	2024	2023
Trade receivables	$737	$954
Grant receivables:
Billed	151	—
Unbilled	377	3,623
Total grant receivables	528	3,623
Other receivables	215	309
Total receivables	1,480	4,886
Allowance for credit losses	(716)	(207)
Total receivables, net	$764	$4,679
Contract Assets and Liabilities
The following table outlines the activity related to contract assets, which is included in total receivables on our consolidated balance sheets:

$ in thousands
Balance as of December 31, 2022	$560
Additions to unbilled receivables	177
Amounts billed to customers	(762)
Foreign currency translation adjustments	25
Balance as of December 31, 2023	$—
The Company did not have any activity related to contract assets during the year ended December 31, 2024.

Heliogen, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
The following table outlines the activity related to contract liabilities:

$ in thousands
Balance as of December 31, 2022	$10,348
Payments received in advance of performance	6,960
Revenue recognized	(300)
Recognition of consideration payable associated with Project Warrants	(19)
Other	19
Balance as of December 31, 2023	$17,008
Payments received in advance of performance	4,700
Revenue recognized	(19,065)
Recognition of consideration payable associated with Project Warrants	(1,907)
Other	(736)
Balance as of December 31, 2024	$—
During the years ended December 31, 2024 and 2023, we recognized revenue of $17.0 million and $0.3 million, respectively, that was included in contract liabilities as of December 31, 2023 and 2022, respectively. Refer to Contract Modifications and Estimates above for additional information regarding the CSDA termination.
Customer Concentrations
The following table shows the customers, including governmental entities, who accounted for greater than 10% of our total revenue:

	Year Ended
	December 31,
	2024	2023
Customer A	85%	—%
Customer B	15%	80%
The following table shows the customers, including governmental entities, who accounted for greater than 10% of our total receivables:

	December 31,
	2024	2023
Customer B	69%	77%
Customer C	—%	12%

Heliogen, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
Note 4—Warrants
Public Warrants and Private Warrants
The Company’s warrant liabilities as of December 31, 2024 include public warrants (the “Public Warrants”) and private placement warrants (the “Private Warrants,” and together with the Public Warrants, the “Public and Private Warrants”). The Public Warrants and Private Warrants permit warrant holders to purchase in the aggregate 238,095 shares and 6,667 shares, respectively, of the Company’s common stock at an exercise price of $402.50 per share. The Public and Private Warrants became exercisable on March 18, 2022 and expire on December 30, 2026, or earlier upon redemption or liquidation. The Company has the ability to redeem outstanding Public Warrants prior to their expiration, at a price of $0.35 per warrant, provided that the last reported sales price of the Company’s common stock equals or exceeds $630.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the notice date of redemption. In addition, the Company has the ability to redeem all, but not less than all, of the outstanding Public and Private Warrants prior to their expiration, at a price of $3.50 per warrant if the last reported sales price of the Company’s common stock equals or exceeds $350.00 on the trading day prior to the date of the notice. The Company evaluated the Public and Private Warrants and concluded that a provision in the underlying warrant agreement dated March 16, 2021, by and between Athena Technology Acquisition Corp. and Continental Stock Transfer & Trust Company, related to certain tender or exchange offers precludes the Public and Private Warrants from being accounted for as components of equity. As both the Public and Private Warrants meet the definition of a derivative, they are recorded as liabilities on the consolidated balance sheets and measured at fair value at each reporting date, with the change in fair value included in gain (loss) on warrant remeasurement on the consolidated statements of operations.
Project Warrants
In connection with the execution of the CSDA with Woodside in March 2022, the Company issued warrants permitting Woodside to purchase 26,068 shares of the Company’s common stock at an exercise price of $0.35 per share (the “Project Warrants”). The Project Warrants expire upon the earlier of a change of control of the Company or March 28, 2027 and vest pro rata with certain payments required to be made by Woodside under the CSDA. The fair value of the Project Warrants upon issuance was $173.60 per warrant based on the closing price of the Company’s common stock on March 28, 2022, less the exercise price.
The Project Warrants were determined to be consideration payable to a customer and are equity-classified pursuant to the guidance in Accounting Standards Codifications (“ASC”) 718, Compensation—Stock Compensation (“ASC 718”). The total transaction price associated with the CSDA was reduced by $4.5 million, which represented the total consideration payable to Woodside for the Project Warrants upon issuance in March 2022.
The Company recognizes additional paid-in capital related to the Project Warrants to reflect the attribution of the Project Warrants’ fair value in a manner similar to revenue recognized under the CSDA. During the year ended December 31, 2024, we recognized $1.9 million as additional paid-in capital, primarily as a result of the termination of the CSDA, compared to $19 thousand recognized as additional paid-in capital related to the vesting of Project Warrants for the year ended December 31, 2023. As of December 31, 2024, vested Project Warrants were exercisable for 15,168 shares of the Company’s common stock.

Heliogen, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
Collaboration Warrants
In connection with the execution of a collaboration agreement (the “Collaboration Agreement”) with Woodside in March 2022, the Company issued warrants permitting Woodside to purchase 104,275 shares of the Company’s common stock at an exercise price of $0.35 per share (the “Collaboration Warrants”). Under the Collaboration Agreement, Woodside will assist us in defining product offerings that use our modular technology for potential customers. The Collaboration Warrants expire upon the earlier of a change of control of the Company or March 28, 2027. Of these warrants, (i) half of the warrants vested immediately upon execution of the Collaboration Agreement, to purchase 52,138 shares of the Company’s common stock and (ii) the remaining warrants will vest based on certain specified performance goals under the Collaboration Agreement. The fair value of the Collaboration Warrants upon issuance was $173.60 per warrant based on the closing price of the Company’s common stock on March 28, 2022, less the exercise price.
The Collaboration Warrants were determined to be consideration payable to a customer or non-employee under ASC 718 and are recorded as equity on the consolidated balance sheets and the related expense is recognized ratably as SG&A expense for marketing services to be provided over the estimated service period. The Company recognized SG&A expense, related to the vesting of the Collaboration Warrants, of $2.0 million during the year ended December 31, 2023.
During the fourth quarter of 2023, we recorded an impairment of $5.3 million to fully impair the remaining book value of our Collaboration Warrants, included in impairment and other charges on our consolidated statements of operations. Refer to Note 13—Impairment and Other Charges—Asset Impairments for additional information.
Vendor Warrants
During the years ended December 31, 2023 and 2022, the Company issued warrants to purchase 1,285 and 2,197 shares of the Company’s common stock, respectively, at an exercise price of $0.35 per share (collectively, the “Vendor Warrants”), to a vendor as compensation for services to be performed by the vendor. The Vendor Warrants had a cumulative fair value upon issuance of $0.3 million and expire on August 14, 2029 and April 19, 2028, respectively.
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
For the Years Ended December 31, 2024 and 2023
Note 5—Fair Value of Financial Instruments
The Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following table by fair value measurement level:

		December 31,
$ in thousands	Level	2024	2023
Assets:
Investments	1	$—	$12,386
Liabilities:
Public Warrants (1)	1	$34	$97
Private Warrants (1)	2	1	3
________________
(1)Included in other long-term liabilities on the consolidated balance sheets.
Private Warrants. The fair value of the Private Warrants approximates the fair value of the Public Warrants due to the existence of similar redemption provisions. As a result, the Company has determined that the fair value of the Private Warrants at a specific date would be similar to that of the Public Warrants, and thus the fair value is determined by using the closing price of the Public Warrants, which was $0.004 as of December 31, 2024.
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
As of December 31, 2024 and 2023, the fair value of the contingent consideration was zero. The following table summarizes the activities of our Level 3 fair value measurement for the year ended December 31, 2023:

($ in thousands)
Balance as of December 31, 2022	$353
Change in fair value (1)	(353)
Balance as of December 31, 2023	$—
________________
(1)The changes in the fair value of the contingent consideration are included in other income, net on our consolidated statements of operations.

Note 6—Inventories
Inventories consisted of the following:

	December 31,
$ in thousands	2024	2023
Raw materials	$—	$1,870
Finished goods	—	2,424
Work in process	—	53
Reserve for excess and obsolete inventory	—	(2,391)
Total inventories, net	$—	$1,956

Heliogen, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
During the years ended December 31, 2024 and 2023, the Company recorded inventory reserves, included in cost of services revenue on our consolidated statements of operations, to adjust for excess and obsolete inventories. During the third quarter of 2024, in connection with the closure of our Manufacturing Facility, the Company sold the excess and obsolete inventory and wrote-off the corresponding reserve. The following table shows the change in the inventory reserves:

($ in thousands)
Balance as of December 31, 2022	$—
Charges to costs and expenses	2,391
Balance as of December 31, 2023	$2,391
Charges to costs and expenses	1,729
Recoveries and write-offs	(4,120)
Balance as of December 31, 2024	$—

Note 7—Property, Plant and Equipment
Major classes of property, plant and equipment, consisted of the following:

	Estimated Useful Lives in Years	December 31,
$ in thousands		2024	2023
Leasehold improvements	5 — 7	$36	$3,107
Computer equipment	2 — 3	2,019	2,165
Machinery, vehicles and other equipment	5 — 7	504	4,307
Furniture and fixtures	2	321	664
Construction in progress		—	125
Total property, plant and equipment		2,880	10,368
Accumulated depreciation		(2,565)	(4,791)
Total property, plant and equipment, net		$315	$5,577
Depreciation expense for property, plant and equipment was $0.9 million and $2.1 million for the years ended December 31, 2024 and 2023, respectively, and is recorded in SG&A expense with a portion allocated to cost of services revenue.
During the second quarter of 2024, we recorded an impairment of property, plant and equipment of $3.4 million, included in impairment and other charges on our consolidated statements of operations. Refer to Note 13—Impairment and Other Charges—Manufacturing Facility Closure for additional information.
Asset Sales
During the second quarter of 2024, we began to sell assets, which were primarily located at our Manufacturing Facility as a result of the decision to close the facility. During the year ended December 31, 2024, we received $0.9 million in proceeds from the sale of property, plant and equipment and recognized a loss of $0.3 million from disposal of assets, which is recorded in SG&A expense.

Heliogen, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
Note 8—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
$ in thousands	2024	2023
Payroll and other employee benefits	$1,431	$1,084
Professional fees	1,116	1,913
Research, development and project costs	5,616	3,658
Inventory in-transit	—	29
Operating lease liabilities, current portion	2,550	1,792
Other accrued expenses	451	431
Total accrued expenses and other current liabilities	$11,164	$8,907

Note 9—Leases
The Company has operating leases, primarily for real estate. There are no material residual value guarantees associated with any of the Company’s operating leases.
Pasadena, California. On May 23, 2021, we executed a seven-year lease for office space in Pasadena, California (the “Pasadena Office Lease”). The Pasadena Office Lease includes a termination option under which the Company can terminate the lease for any reason and at no cost, with proper notice, at any time effective on or after May 31, 2026. As of December 31 2024, we anticipate we will exercise the early termination option and end the Pasadena Office Lease on May 31, 2026 due to the various workforce reductions that have occurred during the year. As a result, during the year ended December 31, 2024, our right-of-use asset and operating lease liabilities for the Pasadena Office Lease were both decreased by $1.5 million.
In May 2021, Heliogen sub-leased a portion of its office space subject to the Pasadena Office Lease to Idealab, a California corporation (“Idealab”). In March and May 2023, Heliogen entered into amendments to the sub-lease with Idealab.
Long Beach, California. Effective July 27, 2021, we executed the Long Beach Lease for five years, with an option for the Company to renew for an additional five years, which we originally anticipated utilizing. As discussed in Note 13—Impairment and Other Charges—Manufacturing Facility Closure, in May 2024, the Company made the decision to close the Manufacturing Facility, therefore, the Company no longer anticipates utilizing the five-year renewal option for the Long Beach Lease. As a result, during the second quarter of 2024, our right-of-use asset and operating lease liabilities for the Long Beach Lease were both decreased by $6.4 million.
As of December 31 2024, we performed an impairment assessment of our Long Beach Lease, given the decision to close the Manufacturing Facility and discussions to terminate the Long Beach Lease and recorded a right-of-use asset impairment of $0.8 million, which is included in impairment and other charges on our consolidated statements of operations. Effective February 18, 2025, we executed a lease termination agreement for the Long Beach Lease.
As security for the Company’s faithful performance of its obligations under the Long Beach Lease, a commercial bank issued an unconditional and irrevocable $1.5 million standby letter of credit payable to the lessor. As of December 31, 2024, the Company still had a $1.5 million standby letter of credit outstanding associated with the Long Beach lease, included in restricted cash on our consolidated balance sheet. Pursuant to the terms of the lease termination, the $1.5 million standby letter of credit was released to the Company in March 2025.

Heliogen, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
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
Plains, Texas. On October 1, 2023, we executed a ten-year term lease in Plains, Texas for rural undeveloped agricultural land and we initiated construction on the Texas Steam Plant (the “Texas Steam Plant Lease”). The Texas Steam Plant Lease includes an option for the Company to extend for an additional ten years.
In the fourth quarter of 2024, in an effort to conserve cash and in light of the shifting landscape following the U.S. presidential elections, we made the decision to halt construction of our Texas Steam Plant. As a result, we performed an impairment assessment of our Texas Steam Plant Lease as of December 31, 2024 and recorded a right-of-use asset impairment of $0.5 million, which is included in impairment and other charges on our consolidated statements of operations.
The following table provides information on the amounts of our right-of-use assets and liabilities included on our consolidated balances sheets:

		December 31,
$ in thousands	Financial Statement Line	2024	2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$2,831	$13,909
Operating lease liabilities, current	Accrued expenses and other current liabilities	2,550	1,792
Operating lease liabilities, non-current	Operating lease liabilities, non-current	2,314	12,878
The following table summarizes the components of lease costs:

	Year Ended December 31,
$ in thousands	2024	2023
Operating lease cost	$2,738	$2,759
Sublease income	(167)	(155)
Total lease cost	$2,571	$2,604
The Company has variable and other related lease costs which were not considered material for the years ended December 31, 2024 and 2023.
The weighted-average remaining lease terms and discount rates for the Company’s operating leases were as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term (years)	2.5	7.0
Weighted-average discount rate	8.4%	7.4%
The following table summarizes the supplemental cash flow information related to leases:

	Year Ended December 31,
$ in thousands	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$2,819	$2,717
Right-of-use assets obtained in exchange for new operating lease liabilities	132	847
Decrease in right-of-use asset and operating lease liabilities due to lease remeasurement	7,868	—

Heliogen, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
As of December 31, 2024, the maturities of our future undiscounted cash flows associated with our operating lease liabilities were as follows:

$ in thousands
2025	$2,854
2026	1,947
2027	109
2028	111
2029	112
Thereafter	437
Total future lease payments	$5,570
Less: Imputed interest	(706)
Present value of future lease payments	$4,864
Right-of-way Lease. In April 2022, we executed a 30-year right-of-way lease agreement with the Bureau of Land Management (the "BLM") for land within the Brenda Solar Energy Zone (the “Brenda SEZ”). The agreement has an initial annual base rent of $19 thousand and contains a 2% per annum escalation clause. The Company may relinquish the lease early which will terminate the lease as of the end of the then-current calendar year.
The Brenda SEZ provides ideal conditions for concentrated solar installations, allowing for a project that could produce low-cost, low-carbon power to meet growing demand while reducing emissions. However, as of December 31, 2024, the Company does not have the ability to use the premises for project development without approval from the BLM. As a result, the Company has not recognized an operating right-of-use asset or liability on the consolidated balance sheets. During the year ended December 31, 2024, the Company paid an annual base rent of $30 thousand.

Note 10—Equity
Common Stock
The Company is authorized to issue 500,000,000 shares of common stock, $0.0001 par value per share. As of December 31, 2024 and 2023, there were 6,096,084 and 5,946,315 shares of common stock issued and outstanding, respectively.
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, $0.0001 par value per share. As of December 31, 2024, no shares of preferred stock have been issued. The Company’s Board of Directors (the “Board”) has the authority to issue shares of preferred stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of those shares.
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
For the Years Ended December 31, 2024 and 2023
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
On April 16, 2024, we entered into Amendment No. 1 (the “Amendment”) to the Rights Agreement. The Amendment extended the final expiration date of the Rights Agreement by one year such that the Rights will now expire on April 17, 2025. The Amendment also changed the definition of “Exercise Price” from $122.50 to $26.40 and amended the definition of “acquiring person” to reflect the terms and conditions of the limited waiver previously granted by us to Nant Capital, LLC and certain of its affiliates, as previously disclosed on the Company’s Current Report on Form 8-K dated February 15, 2024. The Rights Agreement otherwise remains unmodified and in full force and effect in accordance with its terms.
On December 17, 2024, we entered into Amendment No. 2 to the Rights Agreement, as amended, which made for certain technical amendments to the rights and obligations of the Board to administer and make determinations with respect to the Rights Agreement, as amended, and the rights issued thereunder. The Rights Agreement, as amended, otherwise remains unmodified and in full force and effect in accordance with its terms.
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

Heliogen, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
Note 11—Earnings (Loss) per Share
The calculation of basic and diluted EPS were as follows:

	Year Ended December 31,
$ in thousands, except share and per share data	2024	2023
Numerator:
Net income (loss)	$32,547	$(129,598)
Denominator:
Weighted-average common shares outstanding	6,001,949	5,754,037
Weighted-average impact of warrants (1)	69,581	68,352
Denominator for basic EPS – weighted-average shares	6,071,530	5,822,389
Effect of dilutive securities	159,710	—
Denominator for diluted EPS – weighted-average shares	6,231,240	5,822,389

EPS – Basic	$5.36	$(22.26)
EPS – Diluted	$5.22	$(22.26)
________________
(1)Warrants that have a $0.35 exercise price per common share are assumed to be exercised when vested because common shares issued for little consideration upon exercise are included in outstanding shares for the purposes of computing basic and diluted EPS.
The following securities were excluded from the calculation of EPS as their impact would be anti-dilutive:

	Year Ended December 31,
	2024	2023
Stock options	162,927	204,394
Shares issuable under the employee stock purchase plan	—	11,371
Unvested restricted stock units	89,860	339,287
Unvested warrants	—	59,540
Vested warrants	244,762	244,762

Note 12—Share-based Compensation
On December 28, 2021, the stockholders approved the Heliogen, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) and the Heliogen, Inc. 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The 2021 Plan aims to incentivize employees, directors and consultants who render services to the Company through the granting of stock awards, including stock options, stock appreciation right awards, restricted stock awards, RSU awards, performance awards and other stock-based awards.
As of December 31, 2024, 327,265 shares of common stock were reserved for issuance under the 2021 Plan. In addition, such aggregate number of shares of common stock automatically increases on January 1 of each year, beginning on January 1, 2022 and ending on (and including) January 31, 2031, in an amount equal to 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding year or a lesser number of shares determined by the Board. The aggregate number of shares of common stock that may be issued pursuant to the exercise of incentive stock options under the 2021 Plan is 1,018,642 shares.

Heliogen, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
The following table summarizes our share-based compensation expense by the affected line on our consolidated statements of operations:

	Year Ended December 31,
$ in thousands	2024	2023
Cost of services revenue	$166	$550
Selling, general and administrative	2,276	(6,464)
Research and development	191	750
Total share-based compensation expense	$2,633	$(5,164)
The following table summarizes our share-based compensation expense by grant type:

	Year Ended December 31,
$ in thousands	2024	2023
Stock options	$517	$(11,738)
Restricted stock units	2,077	6,220
Employee stock purchase plan	39	238
Vendor Warrants	—	116
Total share-based compensation expense	$2,633	$(5,164)
Stock Options
We value our stock options using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of stock options. Black-Scholes and other option valuation models require the input of highly subjective assumptions, including the fair value of our common stock, expected term, expected volatility, risk-free interest rate and expected dividends. The Company did not grant any stock option awards during the years ended December 31, 2024 and 2023.
The following table summarizes the Company’s stock option activity:

$ in thousands, except share and per share data	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Outstanding balance as of December 31, 2022	891,509	$107.85	7.62
Exercised	(254,139)	4.57
Forfeited	(332,585)	203.48
Expired	(100,391)	250.58
Outstanding balance as of December 31, 2023	204,394	12.64	5.82	$6
Exercised	(3,818)	0.70
Forfeited	(4,565)	47.89
Expired	(33,084)	23.93
Outstanding balance as of December 31, 2024	162,927	$9.64	3.95	$—
Exercisable as of December 31, 2024	159,303	$9.35	3.90	$—
The total intrinsic value of stock options exercised was $7 thousand and $1.6 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the unrecognized compensation cost related to stock options was $0.1 million which is expected to be recognized over a weighted-average period of 0.3 years.

Heliogen, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
During the year ended December 31, 2023, we recognized a net reduction of $12.5 million in share-based compensation expense, included in SG&A expense, as a result of 279,589 stock options forfeited in connection with the termination of our former Chief Executive Officer in the first quarter of 2023.
Restricted Stock Units
The fair value of RSU awards is measured at the fair value of the Company’s common stock on the grant date. For the years ended December 31, 2024 and 2023, we estimated the fair value of RSU awards using the closing stock price on the grant date or the modification date.
The following table summarizes the Company’s RSU award activity:

	Number of Shares	Weighted Average Grant Date Fair Value ($)
Unvested as of December 31, 2022	327,141	$153.12
Granted	356,230	9.63
Vested	(156,646)	109.60
Forfeited	(187,438)	83.51
Unvested as of December 31, 2023	339,287	58.92
Granted	523,702	1.54
Vested	(168,427)	43.13
Forfeited	(236,067)	33.55
Unvested as of December 31, 2024	458,495	$11.97
The grant date fair value of vested RSU awards was $7.3 million and $17.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the unrecognized compensation cost related to unvested RSU awards was $2.9 million which is expected to be recognized over a weighted-average period of 2.0 years.
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
As of December 31, 2024, 243,335 shares of common stock were reserved for issuance under the 2021 ESPP. In addition, such aggregate number of shares of common stock will automatically increase on January 1 of each year, beginning on January 1, 2022 and ending on (and including) January 1, 2031. The number of shares added each calendar year will equal the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (ii) 271,638 shares, or (iii) a lesser number of shares than described under (i) or (ii) as determined by the Board. As of December 31, 2024, 59,459 shares have been issued under the 2021 ESPP.

Heliogen, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
Note 13—Impairment and Other Charges
Impairment and other charges consisted of the following:

	Year Ended December 31,
$ in thousands	2024	2023
Property, plant and equipment	$3,354	$—
Operating lease right-of-use assets	1,352	—
Manufacturing Facility closing costs	300	—
Cloud computing arrangements (1)	—	1,484
Collaboration Warrants (2)	—	5,282
Goodwill	—	1,008
Severance costs	2,018	1,160
Total impairment and other charges	$7,024	$8,934
________________
(1)Prior to the impairment, cloud computing arrangements were included in other long-term assets on our consolidated balance sheets.
(2)Prior to the impairment, Collaboration Warrants of $1.6 million was included in prepaid and other current assets and $3.7 million was included in Collaboration Warrants, non-current on our consolidated balance sheets.
Manufacturing Facility Closure
In May 2024, the Company made the strategic decision to implement a targeted plan, which included a workforce reduction, the closing of its Manufacturing Facility and a reduction in third-party costs. These actions were intended to further reduce structural costs and operating expenses and better align the Company’s operating structure for commercialization with a technology-centric business model. Costs and charges related to the implementation of the Company’s targeted plan, were accrued when probable and reasonably estimable or at the time of program announcement. In connection with the targeted plan, the Company incurred a total of $5.1 million impairment and other charges during the year ended December 31, 2024 consisting of the below charges.
Management concluded that the actions of the targeted plan constituted a triggering event and as a result, we performed an impairment assessment for our long-lived assets, including right-of-use assets. During the second quarter of 2024, we recorded impairments of $3.4 million to property, plant and equipment related to leasehold improvements, machinery and equipment and other fixed assets located at our Manufacturing Facility. Additionally, in the second quarter of 2024, we recorded severance costs of $0.6 million related to employee transition, severance and related benefits, primarily associated with the workforce reduction mentioned above.
During the year ended December 31, 2024, the Company recorded a right-of-use asset impairment of $0.8 million associated with the termination of the Long Beach Lease and costs of $0.3 million associated with closing our Manufacturing Facility. Refer to Note 9—Leases—Long Beach, California for additional information.
As of December 31, 2024, the Company has a liability of $0.3 million associated with closing the Manufacturing Facility, which is included in accrued expenses and other current liabilities on our consolidated balance sheets and was fully paid on the effective date of the Long Beach Lease termination.
Asset Impairments
During the year ended December 31, 2024, we recorded total right-of-use asset impairments of $1.4 million, of which $0.8 million was associated with the Long Beach Lease, as mentioned above, and the remainder $0.5 million was associated with the Texas Steam Plant Lease. Refer to Note 9—Leases—Plains, Texas for additional information.

Heliogen, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
As of December 31, 2023, management concluded that the Company’s liquidity position and forecast of operating results and cash flows at the time constituted a triggering event and as a result, we performed an impairment assessment for our long-lived assets, including right-of-use assets. While the Company continued to believe in the long-term commercial viability of our products and technology, we also believed that we would continue to incur losses for a longer period than was originally estimated and would require additional cash investment before we could generate positive cash flow. As a result, during the fourth quarter of 2023, we recorded impairments of $1.5 million to fully impair the remaining book value of our cloud computing implementation costs and $5.3 million to fully impair the remaining book value of our Collaboration Warrants.
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
Reorganization Costs
During the year ended December 31, 2024, we recorded total severance costs of $2.0 million related to employee severance and related benefits, of which $0.6 million was associated with the Manufacturing Facility closing, as mentioned above, and the remainder $1.4 million was associated with various workforce reductions throughout the year.
In February 2023, the Company initiated a strategic plan to respond to market feedback, streamline our operations, and improve our financial condition. As a result, during the year ended December 31, 2023, we recorded severance costs of $1.2 million for employee severance and related benefits.

Note 14—Income Taxes
Provision for income taxes consisted of the following:

	Year Ended December 31,
$ in thousands	2024	2023
Current:
State	$6	$1
Deferred:
Foreign	—	—
Provision for income taxes	$6	$1
The domestic and foreign components of pre-tax income were as follows:

	Year Ended December 31,
$ in thousands	2024	2023
Domestic	$33,416	$(129,092)
Foreign	(863)	(505)
Net income (loss) before taxes	$32,553	$(129,597)

Heliogen, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
The effective tax rate of the Company differed from the federal statutory rate as follows:

	Year Ended December 31,
$ in thousands	2024		2023
U.S. federal statutory income tax rate	$6,836	21.0%	$(27,215)	21.0%
State taxes, net of federal benefit	3,061	9.4%	(9,566)	7.4%
Warrant liabilities remeasurement	(14)	—%	(114)	0.1%
Share-based compensation	1,483	4.6%	(1,303)	1.0%
Goodwill impairment	—	—%	212	(0.2)%
Valuation allowance	(11,776)	(36.2)%	37,751	(29.1)%
Other	416	1.2%	236	(0.2)%
Provision for income taxes	$6	—%	$1	—%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. The increase in the valuation allowance during the year ended December 31, 2024 was due to net increases in our net deferred tax assets. No portion of our valuation allowance was released into our income tax benefit during the year ended December 31, 2024.
The components of the deferred tax assets and liabilities were as follows:

	December 31,
$ in thousands	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$75,618	$66,701
Share-based compensation	926	3,139
Operating lease liabilities	1,422	4,399
Capitalized research and development costs	8,974	7,985
Provision for contract losses	—	22,452
Other	4,357	4,571
Gross deferred tax assets	91,297	109,247
Less: Valuation allowance	(84,569)	(96,346)
Net deferred tax assets	6,728	12,901
Deferred tax liabilities:
Depreciation and amortization	—	(1,340)
Operating lease right-of-use assets	(1,250)	(4,158)
Other	(5,478)	(7,403)
Total deferred tax liabilities	(6,728)	(12,901)
Net deferred income taxes	$—	$—
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances, future tax projections and availability of taxable income in the carryback period, the Company recorded a valuation allowance against the federal and state deferred tax assets of $84.6 million and $96.3 million as of December 31, 2024 and 2023, respectively.

Heliogen, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
As of December 31, 2024, the Company has federal net operating loss (“NOL”) carryforwards of $244.4 million, of which $10.1 million were generated prior to 2018 and will begin to expire in 2033, unless previously utilized, but may be used to offset up to 100% of future taxable income before expiration. Under current law, our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax law. As of December 31, 2024, the Company has state NOL carryforwards of $265.7 million which will begin to expire in 2033. As of December 31, 2024, the Company has foreign NOL carryforwards of $3.0 million, which may be carried forward indefinitely.
The 2021 through 2024 tax years remain open to examination by the Internal Revenue Service and the 2020 through 2024 tax years remain open to examination by the state tax authorities. In addition, the utilization of net loss carryforwards is subject to federal and state review for the periods in which those net losses were incurred.
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

Note 15—Related Party Transactions
NantG Power, LLC
On March 24, 2023, Heliogen entered into an agreement with NantG Power, LLC (“NantG”), an affiliated sister-company to Nant Capital LLC, a holder of more than 5% of Heliogen’s outstanding voting stock, to provide front-end concept design and R&D engineering services. During the years ended December 31, 2024 and 2023, the Company recognized $0.2 million and $0.1 million, respectively, of services revenue from NantG. As of December 31, 2024, we had no outstanding receivables with NantG. As of December 31, 2023, we had outstanding accounts receivable of $0.1 million with NantG.

Note 16—Commitments and Contingencies
From time to time, we are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims and other miscellaneous claims. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our consolidated financial statements as of and for the year ended December 31, 2024.

Note 17—Segment Reporting
We manage our business on a consolidated basis and operate as one operating segment, which includes all activities related to our concentrated solar energy technology and thermal energy storage. Our CODM is our chief executive officer. The CODM reviews consolidated operating expenses, as presented on our consolidated statements of operations, to measure segment profit or loss, alongside with cash and cash equivalents, as presented on our consolidated balance sheets. In addition to the significant expense categories presented on our consolidated statements of operations, the CODM reviews the SG&A and R&D expenses on a more disaggregated level.

Heliogen, Inc.
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
The CODM uses these financial metrics to allocate resources on a consolidated basis, which enables the CODM to assess both the overall level of resources available and optimize distribution of resources across functions and R&D programs in line with our long-term strategic goals. The CODM does not evaluate our operating segment using total assets information.
The following table provides information about disaggregated SG&A expenses:

	Year Ended December 31,
$ in thousands	2024	2023
Employee compensation, excluding share-based compensation	$12,906	$22,453
Share-based compensation	2,276	(6,464)
Collaboration Warrants	—	1,981
Other selling, general and administrative (1)	21,138	31,525
Total selling, general and administrative	$36,320	$49,495
________________
(1)Other SG&A expense primarily consists of professional and consulting fees, facilities and other related costs and other administrative expenses.
The following table provides information about disaggregated R&D expenses:

	Year Ended December 31,
$ in thousands	2024	2023
Employee compensation, excluding share-based compensation	$8,521	$9,640
Share-based compensation	191	750
Other research and development (1)	7,623	10,638
Total research and development	$16,335	$21,028
________________
(1)Other R&D expense primarily consists of direct R&D costs, prototyping and testing expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K (this “Annual Report”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective due to the material weaknesses identified in connection with the filing of the Annual Report on Form 10-K/A for the year ended December 31, 2021, as described below, which have not yet been fully remediated.
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
This Annual Report does not include, and we are not required to include, an attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 due to an exemption for “emerging growth company” as defined in the JOBS Act.

Remediation Plan
During 2024, management continued to take actions to remediate the deficiencies in our internal controls over financial reporting. These actions are intended to facilitate the enhanced review of underlying information related to financial reporting. They also aim to formalize and improve our internal controls over financial reporting both in scope and quality. We are committed to addressing the underlying causes of the material weaknesses. Despite ongoing efforts to remedy these weaknesses, their resolution will only be acknowledged when our comprehensive remediation plan has been fully implemented. These actions include, but are not limited to, the following:
•Design and execution of enhanced controls, operating at the level of precision necessary to prevent and detect potential material misstatements and to aid in the detection of potential deviations, which may be relied upon in our financial reporting and close process.
•Implementation of improvements to our overall company-wide risk assessment process and assessment of the effectiveness of control activities to contribute to the mitigation of risks.
•Hiring experienced accounting and financial reporting personnel to refine key control roles and responsibilities.
Although we have made significant progress in remediating the aforementioned deficiencies, due to changes to our executive team, various reductions in force and resulting changes in our business processes, the material weaknesses continued to exist as of December 31, 2024. The Company has focused on strengthening its core business processes with the goal of establishing operating effectiveness of its internal controls in the fiscal year 2025; however, resolution of these weaknesses will only be acknowledged when our comprehensive remediation plan has been fully implemented.
Changes in Internal Control over Financial Reporting
While we continue to implement design enhancements to our internal control procedures, we believe that other than the changes described above regarding the ongoing remediation efforts, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In January 2024, we had changes to our executive team. Our Chief Financial Officer resigned effective January 11, 2024 and the Board appointed an Interim Chief Financial Officer. In addition, our Chief Accounting Officer resigned effective January 26, 2024 and a new Chief Accounting Officer was appointed at the same time. On April 1, 2024, the Board appointed a new Chief Financial Officer to replace the Interim Chief Financial Officer.
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

Item 9B. Other Information
Trading Arrangements
During the three months ended December 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Amendments to Agreements With Our Named Executive Officers
Christiana Obiaya. On March 26, 2025, the Company entered into an amendment to the Employment Agreement dated March 29, 2023 by and between the Company and the Company’s Chief Executive Officer, Christiana Obiaya.
Pursuant to the amended employment agreement, upon a “qualifying termination” (defined in the employment agreement as a termination without “cause” or resignation for “good reason”), (i) in lieu of paying severance of 12 months in salary continuation, severance will be payable in a single lump-sum cash payment and (ii) in lieu of paying COBRA premiums for up to 12 months following termination of employment, payment shall instead be made in the form of a lump-sum cash amount equal to 12 months of grossed-up monthly COBRA premiums, in each case subject to execution of the release of claims.
In addition, the amendment clarified that upon a qualifying termination that occurs within 12 months following a Change of Control (as defined in the 2021 Plan), Ms. Obiaya’s previously contracted right to receive an amount equal to target bonus for the year in which the qualifying termination occurs (in lieu of the pro rata bonus payment) will be payable immediately following such termination of employment, subject to execution of the release of claims.
Refer to “Item 11. Executive Compensation—Agreements With Our Named Executive Officers” for additional information regarding Ms. Obiaya’s employment agreement. The foregoing description of Ms. Obiaya’s employment agreement is subject to and qualified in its entirety by reference to the full text of the employment agreement, which is filed as an exhibit to this Annual Report.
Phelps Morris. On March 26, 2025, the Company entered into an amendment to the Employment Agreement dated March 25, 2024 by and between the Company and the Company’s Chief Financial Officer, Phelps Morris.
Pursuant to the amended employment agreement, upon a “qualifying termination” (defined in the employment agreement as a termination without “cause” or resignation for “good reason”), (i) in lieu of paying severance of 12 months in salary continuation, severance will be payable in a single lump-sum cash payment and (ii) in lieu of paying COBRA premiums for up to 12 months following termination of employment, payment shall instead be made in the form of a lump-sum cash amount equal to 12 months of grossed-up monthly COBRA premiums, in each case subject to execution of the release of claims.
In addition, the amendment clarified that upon a qualifying termination that occurs within 12 months following a Change of Control (as defined in the 2021 Plan), Mr. Morris’s previously contracted right to receive an amount equal to target bonus for the year in which the qualifying termination occurs (in lieu of the pro rata bonus payment) will be payable immediately following such termination of employment, subject to execution of the release of claims.
Refer to “Item 11. Executive Compensation—Agreements With Our Named Executive Officers” for additional information regarding Mr. Morris’s employment agreement. The foregoing description of Mr. Morris’s employment agreement is subject to and qualified in its entirety by reference to the full text of the employment agreement, which is filed as an exhibit to this Annual Report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth the name, age and position of each of the directors and executive officers of Heliogen as of March 20, 2025:

Name	Age	Position
Executive Officers
Christiana Obiaya (5)	42	Chief Executive Officer; Director
Phelps Morris (1)	51	Chief Financial Officer
Non-Employee Directors
Julie Kane (2)(4)	66	Chairperson of the Board
Stacey Abrams (4)(5)	51	Director
Barbara Burger (3)(5)	64	Director
Roger Lazarus (2)(3)	66	Director
Phyllis W. Newhouse (2)(3)	62	Director
Suntharesan Padmanathan (5)	66	Director
________________
(1)On April 1, 2024, the Board appointed Phelps Morris as Chief Financial Officer.
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
Phelps Morris. On April 1, 2024, Mr. Morris was appointed to serve as Heliogen’s Chief Financial Officer. Prior to joining the Company, Mr. Morris served as Chief Financial Officer of FTC Solar, Inc. (NASDAQ: FTCI) from March 2022 to November 2023 where he led all aspects of the finance function. Previously, he served as Senior Vice President and Treasurer of True Blue, Inc. (NYSE: TBI) from November 2016 to March 2022. Mr. Morris also acted as Vice President, Investor Relations at Sunedison, Inc. (NYSE: SUNE) from May 2014 to August 2016. Mr. Morris brings extensive knowledge of the solar industry, and more than 20 years of experience in finance with expertise spanning treasury, capital markets, mergers and acquisitions, risk management and investor relations. Mr. Morris is a Certified Financial Analyst charterholder and holds an MBA from the Ross School of Business at the University of Michigan and a BA in Economics from Middlebury College.

Non-Employee Directors
Julie Kane. Ms. Kane has served as a member of our Board since December 2021 and as the chairperson of the Board since March 2023. Previously, Ms. Kane served as a director of SIGA Technologies, Inc. (Nasdaq: SIGA) from May 2019 to June 2023 where she chaired the compensation committee and nominations and corporate governance committee. From 2015 to 2020, Ms. Kane served as the Senior Vice President, Chief Ethics and Compliance Officer, and Deputy General Counsel of PG&E Corporation. Prior to joining PG&E Corporation, Ms. Kane worked at Avon Products, Incorporated as Vice President and General Counsel of Avon North America and Corporate Legal Functions from 2013 to 2015. Prior to joining Avon in 2013, Ms. Kane held a number of senior roles with Novartis Corporation and its affiliates over a 25-year period. Ms. Kane is a member of the board of directors of the Ethics Resource Center in Washington, D.C. from 2017 to 2013, and formerly served on the Board of Governors of the Commonwealth Club of California. Ms. Kane holds a B.A. in political science from Williams College and J.D. from the University of San Francisco School of Law. Ms. Kane is a member of the California state bar.
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

Barbara Burger. Dr. Burger has served as a member of our Board since September 2022. Dr. Burger currently serves as an advisor for Syzygy Plasmonics (since June 2022), Epicore Biosystems (since July 2022) and Sparkz (since April 2023). She has also served on the Emerald Technology Ventures Advisory Council since April 2022 and as a senior advisor to Energy Impact Partners since April 2023 and Marunouchi Innovation Partners since October 2023. Dr. Burger currently serves on the board of directors of Bloom Energy, Inc. (NYSE: BE), Milestone Environmental Services and Revterra. Dr. Burger also holds a wide range of civic and industrial leadership governing board and advisory council positions including the Houston Symphony Society, the National Renewable Energy Laboratory and Activate. Previously, Dr. Burger was the Vice President, Innovation at Chevron and President of Chevron Technology Ventures from June 2013 to April 2022. Prior to that, Dr. Burger held a number of management positions at Chevron across International Marketing, Chemicals, Technology Marketing, Lubricants, Ventures, and Innovation. Dr. Burger has spent most of her career focused on the big challenges in energy transition, equity, and access to education. Dr. Burger is an active alumnus of the University of Rochester where she serves on the Board of Trustees and chairs the River Campus Libraries National Council. She also established the Barbara J. Burger Endowed Scholarship in the Sciences and founded the Barbara J. Burger iZone, where students generate, refine, and communicate ideas for social, cultural, community and economic impact. At the California Institute of Technology, Dr. Burger supports graduate women in chemistry and serves on the Strategic Advisory Board for the Resnick Sustainability Institute. Dr. Burger holds a bachelor’s degree in chemistry from the University of Rochester, a PhD degree in chemistry from the California Institute of Technology and an MBA degree in finance, with academic honors, from the University of California, Berkeley.
Dr. Burger was selected to serve on our Board because of her expertise in the energy and chemical sectors and her deep experience in industrial growth and innovation.
Roger Lazarus. Mr. Lazarus has served as a member of our Board since March 2023. Mr. Lazarus served as the Chief Financial Officer of Chain Bridge I, a special purpose acquisition company from November 2021 through March 2024 and as a venture partner to Marcy Venture Partners and its portfolio companies from March 2020 through August 2024. From 1997 to 2019 Mr. Lazarus worked as a partner at Ernst & Young LLP advising on acquisitions and investments for corporate and private equity clients. During his career with Ernst & Young, he served in a variety of roles, including as the Chief Operating Officer (“COO”) and board member of Ernst & Young’s LatAm North region, where he managed internal operations and oversaw financial and operating reporting for 13 countries from 2017 to 2019, as a managing partner and COO of Ernst & Young Colombia from 2013 to 2019, and as the managing partner of Ernst & Young´s West Region Transactions service-line from 2006 to 2009. Mr. Lazarus is a director, the chair of the Audit Committee and a member of the Governance Committee of Logistics Properties of the Americas (NYSEAMERICAN: LPA), a 3PL real estate developer in Costa Rica, Colombia and Peru. He is chair of the Audit Committee of the Goldman Environmental Foundation, the sponsor of the annual Goldman Environmental Prize. Mr. Lazarus is a Chartered Accountant (ICAEW), holds a BA with honors in Economics from the University of York, England and completed the international certification of the Institute of Directors (London, England) in 2020.
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
Suntharesan Padmanathan. Mr. Padmanathan has served as a member of our Board since December 2021. Mr. Padmanathan is a seasoned engineering and energy expert with over 40 years of industry experience. Mr. Padmanathan served as vice-chairman of the board of directors of ACWA Power from January 2022 to September 2023 and currently also serves as a member of the board of directors of several companies involved in power and water development across the globe, including BESIX, XLink Ltd, Zhero BV and Desolenator BV. He previously served as President & Chief Executive Officer of ACWA Power from 2007 to March 2023 and before that, as Head of Business Development from 2005 to 2007. During his time at ACWA Power, Mr. Padmanathan spearheaded its expansion from a startup to a leading private developer, owner and operator of power generation and desalinated water production plants today including its emergence as the largest developer and owner of concentrated solar power with molten salt storage technology in the world. Prior to joining ACWA Power, Mr. Padmanathan was Vice President and Corporate Officer at Black and Veatch, where he was responsible for developing privately financed power, water and wastewater projects in over a dozen countries. Before that, he was the Chief Executive of Black & Veatch Africa Limited and an Executive Director of Burrow Binnie International Ltd. Mr. Padmanathan began his career as an engineer at John Burrow and Partners Overseas. Mr. Padmanathan holds a degree in Engineering from the University of Manchester, United Kingdom.
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
•Class II consists of Ms. Abrams and Dr. Burger, whose terms will expire at Heliogen’s annual meeting of stockholders to be held in 2026; and
•Class III consists of Ms. Kane and Mr. Lazarus whose terms will expire at Heliogen’s annual meeting of stockholders to be held in 2027.
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
Our common stock is currently quoted on the OTCQX, the highest market tier operated by the OTC Markets Group, Inc. We intend to continue to comply with public company SEC regulations and other NYSE listing requirements, including maintaining an independent board of directors with corporate governance rules and oversight committees.
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

Audit Committee
Our Audit Committee is currently composed of three directors: Ms. Kane, Mr. Lazarus and Ms. Newhouse. Mr. Lazarus was appointed as the chair of the Audit Committee on April 1, 2024. The Board has adopted a written Audit Committee charter that is available to stockholders on the Company’s website.
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
Our Board has determined that Mr. Lazarus is an “audit committee financial expert” within the meaning of SEC regulations. Each member of the Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board examined each Audit Committee member’s scope of experience and the nature of their employment.
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
Nominating and Corporate Governance Committee
Our Nominating Committee is composed of two directors: Ms. Abrams and Ms. Kane. The chair of the Nominating Committee is Ms. Abrams. Our Board has determined that each member of the Nominating Committee is independent under the listing standards of the NYSE. Our Board has adopted a written Nominating Committee charter that is available to stockholders on the Company’s website. Specific responsibilities of the Nominating Committee include:
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
•annually overseeing an evaluation of the performance of the Board, including the Board committees, and, as appropriate, making recommendations to the Board for areas of improvement; and
•making other recommendations to the Board relating to the directors of the Company.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our Section 16 officers, directors and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2024 filed with the SEC, all required Section 16 reports under the Exchange Act for our directors, officers and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2024, except for one Form 4 filed on behalf of each of Ms. Obiaya, an officer and member of the Board, Mr. Doyle, an officer and Ms. Siu, an officer for one transactions of Heliogen common shares and two Form 4’s filed on behalf of Ms. Newhouse, a member of the Board for two transactions of Heliogen common shares.
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
Insider Trading, Anti-Hedging and Anti-Pledging Policy
We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes.
In addition to the general provisions of our Insider Trading Policy, which prohibits all employees, officers and directors from trading in our securities while in possession of material nonpublic information, the policy also prohibits our directors, officers, including our named executive officers, and certain other employees of the Company from engaging in hedging or monetization transactions, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds. Our Insider Trading Policy also prohibits trading in derivative securities related to our common stock, which include publicly-traded call and put options (other than employee options and other equity awards granted under our equity compensation plans), as well purchasing our common stock on margin or holding our common stock in margin accounts.
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

Item 11. Executive Compensation
For the year ended December 31, 2024, Heliogen’s named executive officers were:
•Christiana Obiaya — Chief Executive Officer
•Phelps Morris — Chief Financial Officer (1)
•Thomas Doyle — Chief Commercial Officer (2)
(1)On April 1, 2024, the Board appointed Phelps Morris, as Chief Financial Officer.
(2)Effective December 31, 2024, Thomas Doyle resigned from his position as Chief Commercial Officer.
Agreements With Our Named Executive Officers
Christiana Obiaya. Ms. Obiaya entered into an employment agreement with Heliogen on March 29, 2023, as amended on March 26, 2025. Pursuant to the terms of her employment agreement, Ms. Obiaya is entitled to an annual base salary of $600,000, effective as of February 5, 2023. The employment agreement also provides for a discretionary annual bonus of up to 100% of Ms. Obiaya’s then-current annual base salary, payable based upon the achievement of certain goals as determined by the Board and outlined in the Company’s annual executive bonus plan. Ms. Obiaya is also entitled to a monthly housing allowance of $5,000 for temporary housing expenses in the Los Angeles, California area, until the 12-month anniversary following the effective date of her employment agreement. Ms. Obiaya is also eligible to participate in the employee benefit plans generally available to our employees and maintained by Heliogen.
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
Upon a “qualifying termination” (defined in the employment agreement as a termination without “cause” or resignation for “good reason”) under the employment agreement, and subject to her execution of a release of claims, Ms. Obiaya will receive, as severance, (i) 100% of her base salary, paid as a lump-sum cash amount, following such termination of employment, (ii) a lump-sum cash amount equal to 12 months of her COBRA premiums, and (iii) in the event the Board determines that the applicable annual bonus milestones have met, a pro rata bonus award based on the date of the qualifying termination.
Upon a qualifying termination that occurs within 12 months following a Change of Control (as defined in the 2021 Plan), Ms. Obiaya is entitled to receive, immediately following such termination of employment, the base salary severance, payment of her COBRA premiums and an amount equal to her target bonus for the year in which the qualifying termination occurs (in lieu of the pro rata bonus payment), and any equity award granted to Ms. Obiaya under the Legacy Heliogen 2013 Stock Incentive Plan (the “2013 Plan”) or the 2021 Plan that is subject to time-based vesting will accelerate and become fully vested and exercisable, all subject to execution of the release of claims.
Phelps Morris. Mr. Morris entered into an employment agreement with Heliogen on March 25, 2024, as amended on March 26, 2025. Pursuant to the terms of his employment agreement, Mr. Morris is entitled to an annual base salary of $400,000, effective as of April 1, 2024. The employment agreement also provides for a discretionary annual bonus of up to 100% of Mr. Morris’s then-current annual base salary, payable based upon the achievement of certain goals as determined by the Board and outlined in the Company’s annual executive bonus plan. Mr. Morris is also entitled to relocation assistance of $20,000 for Mr. Morris to relocate from his current residence to the Houston, Texas area. Mr. Morris also received an RSU award under the 2021 Plan of 75,000 shares of Heliogen’s common stock, of which 25% will vest on the first anniversary of the effective date of his employment agreement, and 6.25% will vest each quarter thereafter, subject to Mr. Morris's continued service through each such vesting date. Mr. Morris is also eligible to participate in the employee benefit plans generally available to our employees and maintained by Heliogen.

Upon a “qualifying termination” (defined in the employment agreement as a termination without “cause” or resignation for “good reason”) under the employment agreement, and subject to his execution of a release of claims, Mr. Morris will receive, as severance, (i) 100% of his base salary, paid as a lump-sum cash amount, following such termination of employment, (ii) a lump-sum cash amount to 12 months of his COBRA premiums, and (iii) in the event the Board determines that the applicable annual bonus milestones have met, a pro rata bonus award based on the date of the qualifying termination.
Upon a qualifying termination that occurs within 12 months following a Change of Control (as defined in the 2021 Plan), Mr. Morris is entitled to receive, immediately following such termination of employment, the base salary severance, payment of his COBRA premiums and an amount equal to his target bonus for the year in which the qualifying termination occurs (in lieu of the pro rata bonus payment), and any equity award granted to Mr. Morris under the 2021 Plan that is subject to time-based vesting will accelerate and become fully vested and exercisable, all subject to execution of the release of claims.
Thomas Doyle. Mr. Doyle resigned from his position as Chief Commercial Officer effective December 31, 2024. Mr. Doyle entered into an employment agreement with Heliogen on March 29, 2023. Pursuant to the terms of his employment agreement, Mr. Doyle was entitled to an annual base salary of $400,000. The employment agreement also provided for a discretionary annual bonus of up to 50% of Mr. Doyle’s then-current annual base salary, which would have been payable based upon the achievement of certain goals as determined by the Board and outlined in the Company’s annual executive bonus plan. Mr. Doyle was also eligible to participate in the employee benefit plans generally available to our employees and maintained by Heliogen.
Upon a “qualifying termination” (defined in the employment agreement as a termination without “cause” or resignation for “good reason”), under the employment agreement, and subject to his execution of a release of claims, Mr. Doyle would have continued to receive, as severance, (i) 75% of his base salary, paid over the 9 months following such termination of employment in accordance with Heliogen’s regular payroll practices, (ii) reimbursement for his COBRA premiums for up to 9 months following such termination of employment, and (iii) in the event the Board would have determined that the applicable annual bonus milestones had been met, a pro rata bonus award based on the date of the qualifying termination.
Upon a qualifying termination that occurs within 12 months following the change of control (as defined in the 2021 Plan), Mr. Doyle would have been entitled to receive the base salary severance, COBRA reimbursement, an amount equal to his target bonus for the year in which the qualifying termination occurs (in lieu of the pro rata bonus payment), and any equity award granted to Mr. Doyle under the 2013 Plan or the 2021 Plan that is subject to time-based vesting would have accelerated and become fully vested and exercisable, all subject to execution of the release of claims.
Mr. Doyle resigned from his position as Chief Commercial Officer effective December 31, 2024. All outstanding unvested stock options and RSU awards granted to Mr. Doyle as of December 31, 2024 were forfeited. Mr. Doyle entered into a Separation Agreement with Heliogen which provides Mr. Doyle will receive: (i) payments equal to his salary for eight months following December 31, 2024; and (ii) provided Mr. Doyle elects COBRA continuation coverage, contributions toward premiums for healthcare insurance coverage for up to eight months.
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
Clawback Policy
We have adopted a Dodd-Frank Wall Street Reform and Consumer Protection Act-compliant compensation recoupment policy in accordance with SEC and listing exchange requirements (the “Clawback Policy”). In the event we are required to prepare an Accounting Restatement (as defined in the Clawback Policy), we will recover any compensation received after October 2, 2023 by any current or former executive officer that is based wholly or in part upon the attainment of a financial reporting measure.
Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
The Company has granted in the past, but does not currently grant, stock options, stock appreciation rights, or similar instruments with option-like features and has no policies or practices to disclose pursuant to Item 402(x)(1) of Regulation S-K.
Summary Compensation Table
The following table shows for the years ended December 31, 2024 and 2023, compensation awarded or paid to, or earned by, the named executive officers:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)		All Other Compensation ($)(7)	Total ($)
Christiana Obiaya	2024	$600,000	$—	$—		$27,000	$627,000
Chief Executive Officer	2023	576,923	413,999	174,000	(5)	68,200	1,233,122
Phelps Morris (1)	2024	292,308	101,250	—		31,077	424,635
Chief Financial Officer
Thomas Doyle (2)	2024	400,000	—	—		16,000	416,000
Chief Commercial Officer	2023	400,000	55,197	120,000	(6)	13,200	588,397
________________
(1)On April 1, 2024, the Board appointed Phelps Morris, as Chief Financial Officer.
(2)Effective December 31, 2024, Thomas Doyle resigned from his position as Chief Commercial Officer.
(3)Amounts represent the aggregate grant date fair value of restricted stock units (“RSU”) awards granted to our named executive officers, computed in accordance with ASC Topic 718. Assumptions used in calculating the grant date fair value are included in Note 12—Share-based Compensation to our consolidated financial statements included in this Annual Report for the year ended December 31, 2024. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the named executive officer.
(4)Amounts represent the value of a performance-based bonus the named executive officers were entitled to under the Company’s 2023 Executive Bonus Plan (as defined below).
(5)Ms. Obiaya was granted a cash bonus of $174,000 in 2023 under the Company’s 2023 Executive Bonus Plan but she elected to voluntarily forego her applicable bonus.
(6)Mr. Doyle was granted a cash bonus of $120,000 in 2023 under the Company’s 2023 Executive Bonus Plan but he elected to voluntarily forego his applicable bonus.
(7)Represents matching 401(k) contributions made during 2024 and 2023. Additionally, Ms. Obiaya received $5,000 and $55,000 in 2024 and 2023, respectively, in housing allowance for temporary housing expenses in the Los Angeles, California area under the terms of her employment agreement. Additionally, Mr. Morris received $20,000 in 2024 for relocation assistance to the Houston, Texas area under the terms of his employment agreement.

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
On April 15, 2024, Mr. Morris received an RSU award under the 2021 Plan for 75,000 shares of Heliogen’s common stock. Pursuant to the terms of the RSU award agreement, the RSU award will vest 25% on the first anniversary of the effective date of Mr. Morris’s employment agreement, and 6.25% will vest each quarter thereafter, subject to Mr. Morris's continued service with Heliogen through each such vesting date.
No RSU awards were granted to Ms. Obiaya or Mr. Doyle, during the year ended December 31, 2024.
On May 3, 2023, the Board granted each of Ms. Obiaya and Mr. Doyle an RSU award under the 2021 Plan for 42,857 and 5,714 shares of Heliogen’s common stock, respectively, for the fiscal year 2023 annual equity grant. Pursuant to the terms of the RSU award agreement, the RSU awards will vest over four years in equal quarterly installments of 6.25% of the shares beginning on June 15, 2023, subject to each executive officer's continued service with Heliogen through each such vesting date. Mr. Doyle’s unvested RSU awards were forfeited effective December 31, 2024 upon his resignation as Chief Commercial Officer.
Non-Equity Incentive Plan Compensation
Heliogen instituted a performance-based bonus program for fiscal year 2024 (the “2024 Executive Bonus Plan”). Under the 2024 Executive Bonus Plan, each named executive officer was eligible for an annual performance bonus based on the satisfaction of certain corporate performance metrics determined by the Compensation Committee. Each named executive officer was assigned a target performance bonus opportunity expressed as a percentage of their annual base salary, which for 2024 was 100% for both Ms. Obiaya and Mr. Morris and 75% for Mr. Doyle. For 2024, the Compensation Committee did not approve any annual performance-based bonuses for Ms. Obiaya, Mr. Morris or Mr. Doyle.
Heliogen instituted a performance-based bonus program for fiscal year 2023 (the “2023 Executive Bonus Plan”). Under the 2023 Executive Bonus Plan, each named executive officer was eligible for an annual performance bonus based on the satisfaction of certain corporate performance metrics determined by the Compensation Committee. Each named executive officer was assigned a target performance bonus opportunity expressed as a percentage of their annual base salary, which for 2023 was 100% for Ms. Obiaya and 75% for Mr. Doyle. For 2023, the Compensation Committee approved a cash annual performance-based bonus for each of Ms. Obiaya and Mr. Doyle equal to approximately 60% of their 2023 annual base salary multiplied by a 50% target bonus percentage for each of them, based on the satisfaction of one performance metric at the threshold level and one performance metric at the target level. Although Ms. Obiaya’s target bonus percentage was 100% and Mr. Doyle’s target bonus percentage was 75%, the cash annual performance-based bonus approved by the Compensation Committee was based on a 50% target bonus percentage payout for all participants, including Ms. Obiaya and Mr. Doyle. Ms. Obiaya elected to voluntarily forego her bonus of $174,000 under the 2023 Executive Bonus Plan that she would have otherwise been entitled to receive. Mr. Doyle elected to voluntarily forego his bonus of $120,000 under the 2023 Executive Bonus Plan that he would have otherwise been entitled to receive.
The performance-based bonuses are reflected in the column of the Summary Compensation Table above entitled “Non-Equity Incentive Plan Compensation.”

Outstanding Equity Awards at 2024 Year-End
The following table presents information regarding outstanding equity awards held by each named executive officer as of December 31, 2024:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)		Market Value of Shares or Units that Have Not Vested ($)(2)
Christiana Obiaya	26,956	1,803	(3)	$10.50	3/8/2031	—		$—
	—	—		—	—	3,600	(4)	6,480
	—	—		—	—	24,111	(5)	43,400
Phelps Morris	—	—		—	—	75,000	(6)	135,000
Thomas Doyle (1)	24,419	—		6.30	3/31/2025	—		—
________________
(1)Effective December 31, 2024, Thomas Doyle resigned from his position as Chief Commercial Officer. All outstanding unvested stock options and RSU awards granted to Mr. Doyle as of December 31, 2024 were forfeited.
(2)Represents the market value of RSU awards based on the closing price of Heliogen’s common stock of $1.80 as of December 31, 2024.
(3)Represents stock options that vest over four years, with 25% of the shares vested on March 8, 2022 and the remaining 75% of the shares vesting over three years in equal monthly installments thereafter, subject to Ms. Obiaya’s continued service through each vesting date.
(4)Represents RSU awards that vest over four years in equal quarterly installments of 6.25% of the shares beginning on March 15, 2022, subject to Ms. Obiaya’s continued service through each vesting date.
(5)Represents RSU awards that vest over four years in equal quarterly installments of 6.25% of the shares beginning on June 15, 2023, subject to Ms. Obiaya’s continued service through each vesting date.
(6)Represents an RSU award that vests over four years with 25% of the shares vesting on April 1, 2025 and 6.25% of the shares vesting quarterly beginning on June 15, 2025, subject to Mr. Morris's continued service through each vesting date.

Non-Employee Director Compensation
The following table presents the annual compensation earned during 2024 by the non-employee directors of Heliogen:

Director	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Julie Kane	$111,236	$6,962	$118,198
Stacey Abrams	80,000	6,962	86,962
Barbara Burger	83,750	6,962	90,712
Robert Kavner (3)	45,272	—	45,272
Roger Lazarus	88,750	6,962	95,712
Phyllis Newhouse	91,250	6,962	98,212
Suntharesan Padmanathan	60,000	6,962	66,962
________________
(1)Amounts represent the annual cash retainer paid to each director.
(2)Amounts represent the aggregate grant date fair value of stock awards granted, computed in accordance with ASC Topic 718. Assumptions used in calculating the grant date fair value are included in Note 12—Share-based Compensation to our consolidated financial statements included in this Annual Report for the year ended December 31, 2024. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the non-employee directors.
(3)Robert Kavner’s term as director expired at the 2024 Annual Meeting on August 1, 2024 and he did not stand for re-election.

Non-Employee Director Compensation Policy
Effective April 1, 2024, our Board adopted an amended and restated non-employee director compensation policy that is designed to align compensation with Heliogen’s business objectives and the creation of stockholder value, while enabling Heliogen to attract, retain, incentivize and reward directors who contribute to the long-term success of Heliogen. Pursuant to this policy, each member of our Board who is not our employee is eligible to receive the following compensation for his or her service as a member of our Board:
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
For each non-employee director that remains in continuous service through immediately prior to a “change of control” (as defined in the 2021 Plan), his or her then-outstanding equity awards that were granted pursuant to the non-employee director compensation policy will become fully vested immediately prior to such change of control.
All non-employee directors receive an annual cash retainer of $50,000 for his or her service in that role. The non-executive Chairperson of the Board receives an additional cash retainer of $45,000 for his or her service in that role. The chairs of the Audit Committee and Compensation Committee each receive cash retainers of $30,000, for his or her respective committee service as chair. The chairs of the Nominating Committee and Corporate Strategy Committee each receive cash retainers of $20,000, for his or her respective committee service as chair. Members (other than chairs) of the Audit Committee and Compensation Committee each receive cash retainers of $15,000, for his or her respective committee service. Members (other than chairs) of the Nominating Committee and Corporate Strategy Committee each receive cash retainers of $10,000, for his or her respective committee service.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information known to us regarding the beneficial ownership of the common stock as of March 20, 2025, by:
•each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of the common stock;
•each of our named executive officers and directors; and
•all of our current executive officers and directors, as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including stock options and warrants that are currently exercisable or exercisable within 60 days and RSUs vesting within 60 days.

The beneficial ownership percentages set forth in the table below are based on 6,116,752 shares of common stock issued and outstanding as of March 20, 2025. The following table does not reflect record or beneficial ownership of any warrants to purchase common stock. In computing the number of shares of capital stock beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares of our capital stock subject to stock options held by the person that are currently exercisable or exercisable within 60 days of March 20, 2025 and issuable upon the vesting of RSUs held by the person within 60 days of March 20, 2025. However, we did not deem such shares of our capital stock outstanding for the purpose of computing the percentage ownership of any other person.
Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned common stock.

	Beneficial Ownership
Name of Beneficial Owner (1)	Shares	%
5% Stockholders
Nant Capital, LLC (2)	1,455,593	23.8%
Galloway Capital Partners, LLC (3)	420,833	6.9%

Directors and Named Executive Officers
Christiana Obiaya (4)	53,086	*%
Phelps Morris (5)	18,750	*%
Tom Doyle (6)	34,089	*%
Julie Kane	6,124	*%
Stacey Abrams (7)	6,552	*%
Barbara Burger	3,850	*%
Roger Lazarus	3,570	*%
Phyllis Newhouse (8)	33,725	*%
Suntharesan Padmanathan	6,124	*%
All directors and current executive officers as a group (8 persons) (9)	131,781	2.1%
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
(3)This information is based on a Schedule 13D filed with the SEC on July 29, 2024 by Galloway Capital Partners, LLC (“GCP”). Bruce Galloway is the managing member of GCP. Mr. Galloway has sole voting and dispositive control of GCP and may be deemed to have beneficial ownership of the common stock held directly by GCP. The address of the principal business office of GCP is 323 Sunny Isles Blvd, 7th Floor, Sunny Isles Beach, FL 33160.
(4)Represents 28,759 shares issuable for vested stock options exercisable within 60 days and no shares issuable upon vesting of RSUs within 60 days of March 20, 2025.
(5)Represents 18,750 shares issuable upon vesting of RSUs within 60 days of March 20, 2025.
(6)Effective December 31, 2024, Tom Doyle resigned from his position as Chief Commercial Officer. Represents 24,419 shares issuable for vested stock options exercisable by March 31, 2025 in accordance with Mr. Doyle’s Separation Agreement.

(7)Stacey Abrams has voting and/or investment control over the securities held by Brockington Hall, LLC (“Brockington”) and may be deemed to beneficially own the securities owned by Brockington.
(8)Includes shares held by a grantor retained annuity trust, the EVN 2022 GRAT fbo Ezekiel Newhouse, for which Phyllis Newhouse serves as trustee.
(9)Consists of (i) 84,272 shares directly owned by our current executive officers and directors, (ii) 28,759 shares issuable for vested stock options exercisable within 60 days of March 20, 2025 and (iii) 18,750 shares issuable upon vesting of RSUs within 60 days of March 20, 2025.

Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of December 31, 2024. Information is included for equity compensation plans approved by our stockholders. We do not have any equity compensation plans not approved by our stockholders.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders
2013 Stock Incentive Plan (2)	172,150	$9.64	—
2021 Equity Incentive Plan (3)	449,272	—	327,265
2021 Employee Stock Purchase Plan (4)	—	—	243,335
Equity compensation plans not approved by security holders	—	—	—
TOTAL	621,422	$9.64	570,600
________________
(1)The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying RSU awards, which have no exercise price.
(2)Following the adoption of the 2021 Plan, no additional equity awards have been or will be granted under the 2013 Plan.
(3)Our 2021 Plan provides that on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, the number of shares of common reserved for issuance thereunder is automatically increased by a number equal to (i) 4% of the total number of shares of our common stock outstanding on December 31 of the fiscal year before the date of such automatic increase, or (ii) a lesser number of shares as determined by the Board prior to the applicable January 1. On January 1, 2025, the number of shares of common stock available for issuance under our 2021 Plan increased by 243,844 shares pursuant to these provisions. This increase is not reflected in the table above.
(4)Our 2021 ESPP provides that on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, the number of shares of common reserved for issuance thereunder is automatically increased by a number equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 271,638 shares, or (iii) a lesser number of shares than described under (i) or (ii) as determined by the Board. On January 1, 2025, the number of shares of common stock available for issuance under our 2021 ESPP increased by 60,961 shares pursuant to these provisions. This increase is not reflected in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Transactions with Related Parties
The following is a summary of transactions since January 1, 2023 to which we have been a party, in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of the average of our total assets at December 31, 2024 and 2023, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest other than compensation and other arrangements that are described in the sections titled “Executive Compensation” and “Non-Employee Director Compensation.” We also describe below certain other transactions with our directors, former directors, executive officers and stockholders.

Heliogen Transactions and Agreements
Related Party Lease and Other Services
Until February 15, 2024, Idealab, was a holder of more than 5% of Heliogen’s outstanding voting stock through its wholly owned subsidiary, Idealab Holdings, LLC. Idealab provides various services to Heliogen through a services agreement which includes leasing office space, accounting, human resources, legal, information technology, marketing, public relations, and certain other executive services. We are charged a fee for the specific services provided and these fees totaled $37,382 for the time Idealab was a related party during the year ended December 31, 2024 and $288,885 for the year ended December 31, 2023.
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
Related Party Services Agreement
In March 2023, Heliogen entered into an agreement with NantG Power, LLC (“NantG”), an affiliated sister-company to Nant Capital LLC (a holder of more than 5% of Heliogen’s outstanding voting stock), to provide front-end concept design and research and development engineering services. During the years ended December 31, 2024 and 2023, we recognized $194,836 and $103,056, respectively, of services revenue from NantG, respectively. As of December 31, 2024, we had no outstanding receivables with NantG. As of December 31, 2023, we had outstanding accounts receivable of $103,056 with NantG.
Related-Person Transactions Policy
Our Board has adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of related-person transactions. For purposes of our policy, a related-person transaction is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any related person are, were or will be participants, in which the amount involved exceeds the lesser of (x) $120,000 and (y) 1% of the average of our total assets as of the last calendar day of the two years immediately preceding such transaction.
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
Director Independence
The Board determined that each of Julie Kane, Stacey Abrams, Barbara Burger, Robert Kavner (through the end of his term on August 1, 2024), Roger Lazarus, Phyllis Newhouse and Suntharesan Padmanathan qualified as independent directors, as defined under the NYSE Listing Rules, and the Board consists of a majority of “independent directors,” as defined under the rules of the SEC and NYSE listing rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and NYSE relating to the membership, qualifications and operations of the Audit Committee, as discussed below.
Our independent directors meet in executive session without management present if circumstances warrant when the full Board convenes for a regularly scheduled meeting or a special meeting. The independent director at such executive sessions shall designate an independent director to preside over the executive session.

Item 14. Principal Accounting Fees and Services
The following table represents fees billed or expected to be billed for services provided by PricewaterhouseCoopers LLP for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
$ in thousands	2024	2023
Audit fees (1)	$875	$1,427
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$875	$1,427
________________
(1)“Audit fees” consist of professional fees in connection with the audit of the Company’s consolidated financial statements, audited financial statements presented in this Annual Report, review of its quarterly financial statements presented in our quarterly reports on Form 10-Q and services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years.
AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES
Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. The Audit Committee pre-approved all of the non-audit services provided by our independent registered public accounting firm during the fiscal years ended December 31, 2024 and 2023.
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
(3)Exhibits:
EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
2.1†	Business Combination Agreement, dated as of July 6, 2021, by and among Athena Technology Acquisition Corp., HelioMax Merger Sub, Inc. and Heliogen, Inc.	8-K	001-40209	2.1	July 7, 2021
3.1	Second Amended and Restated Certificate of Incorporation of Heliogen, Inc.	8-K	001-40209	3.1	January 6, 2022
3.2	Certificate of Amendment of Certificate of Incorporation of Heliogen, Inc., dated August 31, 2023.	8-K	001-40209	3.1	August 31, 2023
3.3	Second Amended and Restated Bylaws of Heliogen, Inc.	10-Q	001-40209	3.2	November 8, 2022
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Heliogen, Inc.	8-K	001-40209	3.1	April 17, 2023
4.1	Specimen Common Stock Certificate of Heliogen, Inc.	10-K	001-40209	4.1	March 26, 2024
4.2	Form of Warrant Certificate of Heliogen, Inc.	S-1	001-40209	4.2	January 24, 2022
4.3	Warrant Agreement, dated March 16, 2021, by and between Athena Technology Acquisition Corp. and Continental Stock Transfer & Trust Company.	8-K	001-40209	4.1	March 22, 2021
4.4	Description of Securities registered under Section 12 of the Securities Exchange Act of 1934.	10-K	001-40209	4.4	March 31, 2022
4.5	Rights Agreement, dated as of April 16, 2023, between Heliogen, Inc. and Continental Stock Transfer & Trust Company, as rights agent.	8-K	001-40209	4.1	April 17, 2023
4.6	Amendment No. 1, dated as of April 16, 2024, to Rights Agreement, dated as of April 16, 2023, by and between Heliogen, Inc. and Continental Stock Transfer & Trust Company, as rights agent.	8-K	001-40209	4.1	April 16, 2024
4.7	Amendment No. 2, dated as of December 17, 2024, to Rights Agreement, dated as of April 16, 2023, by and between Heliogen, Inc. and Continental Stock Transfer & Trust Company, as rights agent.	8-K	001-40209	4.1	December 17, 2024
10.1	Form of Subscription Agreement.	8-K	001-40209	10.3	July 7, 2021
10.2	Registration Rights and Lock-Up Agreement.	8-K	001-40209	10.5	January 6, 2022
10.3#	Form of Indemnification Agreement of Heliogen, Inc.	8-K	001-40209	10.6	January 6, 2022
10.4#	2013 Equity Incentive Plan.	S-4	333-258606	99.2	August 9, 2021
10.5#	2021 Equity Incentive Plan.	8-K	001-40209	10.8	January 6, 2022
10.6	2021 Employee Stock Purchase Plan.	8-K	001-40209	10.9	January 6, 2022

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.7#	Form of Stock Option Grant Package under 2013 Equity Incentive Plan.	S-8	001-40209	99.3	March 7, 2022
10.8#	Form of RSU Grant Package under 2013 Equity Incentive Plan.	S-8	001-40209	99.4	March 7, 2022
10.9#	Form of Stock Option Grant Package under 2021 Equity Incentive Plan.	8-K	001-40209	10.10	January 6, 2022
10.10#	Form of RSU Grant Package under 2021 Equity Incentive Plan.	8-K	001-40209	10.11	January 6, 2022
10.11	Registration Rights Agreement, dated March 16, 2021, by and among Athena Technology Acquisition Corp. and Athena Technology Sponsor LLC.	8-K	001-40209	10.3	March 22, 2021
10.12	Amendment to Registration Rights Agreement, dated March 16, 2021, by and among Athena Technology Acquisition Corp. and Athena Technology Sponsor LLC.	8-K	001-40209	10.15	January 6, 2022
10.13#	Executive Employment Agreement, dated March 29, 2023, by and between Heliogen, Inc. and Christie Obiaya.	10-K	001-40209	10.14	March 29, 2023
10.14*#	Amendment to Executive Employment Agreement, dated March 26, 2025, by and between Heliogen, Inc. and Christie Obiaya.
10.15#	Executive Employment Agreement, dated March 25, 2024, by and between Phelps Morris and Heliogen, Inc.	8-K	001-40209	10.1	March 25, 2024
10.16*#	Amendment to Executive Employment Agreement, dated March 26, 2025, by and between Phelps Morris and Heliogen, Inc.
10.17#	Executive Employment Agreement, dated March 29, 2023, by and between Heliogen, Inc. and Thomas Doyle.	10-K	001-40209	10.15	March 29, 2023
10.18	Separation Agreement, dated as of December 31, 2024, by and between Heliogen Holdings, Inc. and Tom Doyle.	8-K	001-40209	10.1	January 3, 2025
10.19#	Non-Employee Director Compensation Policy dated March 2, 2023.	10-K	001-40209	10.16	March 29, 2023
10.20†	Collaboration Agreement-Australia, dated March 28, 2022, by and between Heliogen Holdings, Inc. and Woodside Energy Technologies Pty. Ltd.	10-Q	001-40209	10.1	May 23, 2022
10.21	Warrant to Purchase Class A Common Stock of Heliogen, Inc. in connection with Commercial-Scale Demonstration Agreement, dated March 28, 2022, by and between Heliogen, Inc. and Woodside Energy (USA) Inc.	10-Q	001-40209	10.3	May 23, 2022
10.22	Warrant to Purchase Class A Common Stock of Heliogen, Inc. in connection with Collaboration Agreement, dated March 28, 2022, by and between Heliogen, Inc. and Woodside Energy (USA) Inc.	10-Q	001-40209	10.4	May 23, 2022
19.1*	Insider Trading Policy
21.1	List of Subsidiaries	10-K	001-40209	21.1	March 31, 2022
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page).

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Incentive Recoupment Compensation Policy	10-K	001-40209	97.1	March 26, 2024
101
The following information from our Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2025.

Heliogen, Inc.

By:	/s/ Christiana Obiaya
Christiana Obiaya
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Christiana Obiaya and Phelps Morris, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2025.

Signature	Position

/s/ Christiana Obiaya	Chief Executive Officer (Principal Executive Officer)
Christiana Obiaya

/s/ Phelps Morris	Chief Financial Officer (Principal Financial Officer)
Phelps Morris

/s/ Wilda Siu	Chief Accounting Officer (Principal Accounting Officer)
Wilda Siu

/s/ Julie M. Kane	Chairperson of the Board of Directors
Julie M. Kane

/s/ Stacey Abrams	Director
Stacey Abrams

/s/ Barbara J. Burger	Director
Barbara J. Burger

/s/ Roger Lazarus	Director
Roger Lazarus

/s/ Phyllis W. Newhouse	Director
Phyllis W. Newhouse

/s/ Suntharesan Padmanathan	Director
Suntharesan Padmanathan