Form 10-Q
period 2025-03-31
Heliogen, Inc.
filed 2025-05-07
CIK 1840292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 30, 2025, the registrant had 6,129,942 shares of common stock, par value $0.0001 per share outstanding.

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
•our ability to protect and commercialize our intellectual property;
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
•future exchange and interest rates;
•the outcome of any known and unknown litigation and regulatory proceedings; and
•other risks and uncertainties, including those disclosed under “Item 1A. Risk Factors” contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025 and the risk factors and other cautionary statements contained in other filings that have been made or will be made with the SEC by the Company.
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

Part I - Financial Information
Item 1. Financial Statements
Heliogen, Inc.
Consolidated Balance Sheets
($ in thousands, except share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$30,064	$36,949
Short-term restricted cash	—	500
Receivables, net	179	764
Prepaid and other current assets	1,160	865
Total current assets	31,403	39,078
Operating lease right-of-use assets	146	2,831
Property, plant and equipment, net	137	315
Long-term restricted cash	—	1,000
Other long-term assets	998	1,066
Total assets	$32,684	$44,290
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade payables	$1,170	$1,450
Accrued expenses and other current liabilities	7,401	11,164
Total current liabilities	8,571	12,614
Operating lease liabilities, non-current	730	2,314
Other long-term liabilities	354	344
Total liabilities	9,655	15,272
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 6,116,752 and 6,096,084 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	435,556	435,159
Accumulated other comprehensive loss	(538)	(511)
Accumulated deficit	(411,990)	(405,631)
Total stockholders’ equity	23,029	29,018
Total liabilities and stockholders’ equity	$32,684	$44,290
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Operations
($ in thousands, except per share and share data)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenue:
Services revenue	$—	$954
Grant revenue	—	574
Total revenue	—	1,528
Cost of revenue:
Cost of services revenue (including depreciation)	—	903
Cost of grant revenue	—	574
Total cost of revenue	—	1,477
Gross profit	—	51

Operating expenses:
Selling, general and administrative	4,638	12,355
Research and development	1,088	3,791
Impairment and other charges	1,155	32
Total operating expenses	6,881	16,178
Operating loss	(6,881)	(16,127)

Interest income	300	683
Loss on warrant remeasurement	(3)	(24)
Other income, net	227	245
Net loss before taxes	(6,357)	(15,223)
Provision for income taxes	(2)	(2)
Net loss	$(6,359)	$(15,225)

Loss per share:
Loss per share – Basic and Diluted	$(1.03)	$(2.53)
Weighted-average number of shares outstanding – Basic and Diluted	6,170,087	6,020,992
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Comprehensive Loss
($ in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(6,359)	$(15,225)
Other comprehensive loss, net of taxes:
Unrealized gains on available-for-sale securities	—	1
Cumulative translation adjustment	(27)	(2)
Total other comprehensive loss, net of taxes	(27)	(1)
Comprehensive loss	$(6,386)	$(15,226)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
($ in thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2024	6,096,084	$1	$435,159	$(511)	$(405,631)	$29,018
Net loss	—	—	—	—	(6,359)	(6,359)
Other comprehensive loss	—	—	—	(27)	—	(27)
Share-based compensation	—	—	406	—	—	406
Vesting of restricted stock units	31,205	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	(10,537)	—	(9)	—	—	(9)
Balance as of March 31, 2025	6,116,752	$1	$435,556	$(538)	$(411,990)	$23,029

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2023	5,946,315	$1	$430,678	$(516)	$(438,178)	$(8,015)
Net loss	—	—	—	—	(15,225)	(15,225)
Other comprehensive loss	—	—	—	(1)	—	(1)
Share-based compensation	—	—	1,286	—	—	1,286
Vesting of restricted stock units	35,382	—	—	—	—	—
Tax withholding related to vesting of restricted stock units	(11,324)	—	(17)	—	—	(17)
Vesting of warrants issued in connection with customer agreements	—	—	51	—	—	51
Balance as of March 31, 2024	5,970,373	$1	$431,998	$(517)	$(453,403)	$(21,921)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,359)	$(15,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24	446
Impairment charges	861	—
Share-based compensation	406	1,286
Change in fair value of warrants	3	24
Deferred income taxes	2	2
Non-cash operating lease expense	330	458
Other non-cash operating activities	(375)	(119)
Changes in assets and liabilities:
Receivables, net	529	(1,331)
Inventories, net	—	133
Prepaid and other current assets	(307)	(1,147)
Trade payables and accrued liabilities	(3,236)	135
Contract liabilities	—	1,308
Change in contract loss provisions, net	—	(824)
Other non-current assets and liabilities	(308)	541
Net cash used in operating activities	(8,430)	(14,313)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(150)
Proceeds from sale of property, plant and equipment	54	—
Maturities of available-for-sale securities	—	10,000
Net cash provided by investing activities	54	9,850
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment related to taxes for net-share settlement of share-based compensation	(9)	(17)
Net cash used in financing activities	(9)	(17)
Decrease in cash, cash equivalents and restricted cash	(8,385)	(4,480)
Cash, cash equivalents and restricted cash at the beginning of the period	38,449	64,215
Cash, cash equivalents and restricted cash at the end of the period	$30,064	$59,735
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Heliogen, Inc.
Consolidated Statements of Cash Flows (continued)
($ in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$30,064	$58,235
Short-term restricted cash	—	500
Long-term restricted cash	—	1,000
Total cash, cash equivalents and restricted cash	$30,064	$59,735

Non-cash investing and financing activities:
Fair value of Project Warrants recognized in equity	$—	$51
Capital expenditures incurred but not yet paid	$—	$65
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
The results reported in these unaudited consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. These unaudited consolidated financial statements should be read in conjunction with the annual financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report”), filed with the Securities and Exchange Commission on March 27, 2025.
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
As of March 31, 2025, the Company had liquidity of $30.1 million, consisting of cash and cash equivalents and no debt. During the three months ended March 31, 2025, the Company incurred a net loss of $6.4 million and used cash in operations of $8.4 million. The Company expects to continue to generate operating losses and have significant cash outflows from operating activities for at least the next few years. Based on these factors, the Company anticipates that it may not have sufficient resources to fund its cash obligations for the next 12 months after the issuance date of the unaudited consolidated financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company has evaluated the conditions discussed above and is taking various steps in an effort, to alleviate them, including the following actions.
In the second quarter of 2024, the Company made the strategic decision to implement a targeted plan, which included a workforce reduction, the closing of the Company’s manufacturing facility in Long Beach, California, (the “Manufacturing Facility”) and a reduction in third-party costs. In February 2025, we terminated the lease for the Manufacturing Facility. These actions were intended to further reduce structural costs and operating expenses and better align the Company’s operating structure for commercialization with a technology-centric business model, as the Company continued to explore and evaluate strategic alternatives with its third-party financial advisor.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
In the fourth quarter of 2024, in an effort to conserve cash and in light of the shifting landscape following the United States (“U.S.”) presidential election, the Company made the decision to halt construction of the steam plant in Plains, Texas (the “Texas Steam Plant”) and close its research and development (“R&D”) facility in Lancaster, California. Furthermore, in December 2024, after completing value engineering for the next phase of the commercial-scale concentrated solar energy facility to be built in Mojave, California (the “Capella Project”), Heliogen and Woodside Energy USA Inc. (“Woodside”) decided not to pursue construction of the facility due to escalated costs.
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

Note 2—Revenue
Disaggregated Revenue
The following table provides information about disaggregated revenue:

	Three Months Ended
	March 31,
$ in thousands	2025	2024
Project revenue	$—	$533
Engineering services revenue	—	421
Total services revenue	—	954
Grant revenue	—	574
Total revenue	$—	$1,528
During the three months ended March 31, 2025, the Company did not recognize any revenue or cost of revenue, as it did not have any active revenue generating projects at the time. The Company continues to undergo a significant transition as it prioritizes commercial deployment of its energy solutions with a technology-centric business model.
Services Revenue
Project revenue recognized during the three months ended March 31, 2024 was associated with a commercial-scale demonstration agreement (“CSDA”) the Company entered into with Woodside in March 2022 for the Capella Project. In the fourth quarter of 2024, after completing value engineering for the next phase of the Capella Project, Heliogen and Woodside decided not to pursue construction of the facility due to escalated costs. Effective December 2024, the CSDA was terminated and the Capella Project was canceled. At that time the Company had no remaining performance obligations under the CSDA.
Engineering services revenue recognized during the three months ended March 31, 2024 was associated with engineering studies and projects in the U.S. and Europe.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Grant Revenue
Grant revenue recognized during the three months ended March 31, 2024 was for costs incurred during the period to support the Capella Project that were reimbursable under an award received from the U.S. Department of Energy (the “DOE Award”). Effective December 2024, the Capella Project was canceled and as a result, the Company began the process to close out the DOE Award, which is still underway as of March 31, 2025.
Contract Estimates
No provision for contract losses was recognized during the three months ended March 31, 2024. We amortized $0.8 million during the three months ended March 31, 2024 of the previously recognized contract loss provisions as a reduction to cost of services revenue incurred during the periods based on percentages of completion.
Performance Obligations
Revenue recognized under contracts with customers, which excludes amounts to be received from government grants, relates solely to the performance obligations satisfied during the three months ended March 31, 2024 with no revenue recognized from performance obligations satisfied in prior periods. As of March 31, 2025, we had no outstanding performance obligations.
Receivables
Receivables consisted of the following:

$ in thousands	March 31, 2025	December 31, 2024
Trade receivables	$745	$737
Grant receivables:
Billed	—	151
Unbilled	—	377
Total grant receivables	—	528
Other receivables	179	215
Total receivables	924	1,480
Allowance for credit losses	(745)	(716)
Total receivables, net	$179	$764
Customer Concentrations
The following table shows the customers, including governmental entities, who accounted for greater than 10% of our total revenue:

	Three Months Ended
	March 31,
	2025	2024
Customer A	—%	57%
Customer B	—%	38%
The following table shows the customers, including governmental entities, who accounted for greater than 10% of our total receivables:

	March 31, 2025	December 31, 2024
Customer B	—%	69%

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Note 3—Warrants
Public Warrants and Private Warrants
The Company’s warrant liabilities as of March 31, 2025 include public warrants (the “Public Warrants”) and private placement warrants (the “Private Warrants,” and together with the Public Warrants, the “Public and Private Warrants”). The Public Warrants and Private Warrants permit warrant holders to purchase in the aggregate 238,095 shares and 6,667 shares, respectively, of the Company’s common stock at an exercise price of $402.50 per share. The Public and Private Warrants became exercisable on March 18, 2022 and expire on December 30, 2026, or earlier upon redemption or liquidation. The Public and Private Warrants are recorded as liabilities on the consolidated balance sheets and measured at fair value at each reporting date, with the change in fair value included in gain (loss) on warrant remeasurement on the consolidated statements of operations.
The Company’s Public and Private Warrants are measured at fair value on a recurring basis summarized in the following table by fair value measurement level:

$ in thousands	Level	March 31, 2025	December 31, 2024
Liabilities:
Public Warrants (1)	1	$37	$34
Private Warrants (1)	2	1	1
________________
(1)Included in other long-term liabilities on the consolidated balance sheets.
Private Warrants. The fair value of the Private Warrants approximates the fair value of the Public Warrants due to the existence of similar redemption provisions. As a result, the Company has determined that the fair value of the Private Warrants at a specific date would be similar to that of the Public Warrants, and thus the fair value is determined by using the closing price of the Public Warrants, which was $0.004 as of March 31, 2025.
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
The Company recognizes additional paid-in capital related to the Project Warrants to reflect the attribution of the Project Warrants’ fair value in a manner similar to revenue recognized under the CSDA. In December 2024, the CSDA was terminated and as a result, vesting of the Project Warrants ceased. During the three months ended March 31, 2024, $0.1 million was recognized as additional paid-in capital related to the vesting of Project Warrants. As of March 31, 2025, vested Project Warrants were exercisable for 15,168 shares of the Company’s common stock.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Collaboration Warrants
In connection with the execution of a collaboration agreement (the “Collaboration Agreement”) with Woodside in March 2022, the Company issued warrants permitting Woodside to purchase 104,275 shares of the Company’s common stock at an exercise price of $0.35 per share (the “Collaboration Warrants”). Under the Collaboration Agreement, Woodside will assist us in defining product offerings that use our modular technology for potential customers. The Collaboration Warrants expire upon the earlier of a change of control of the Company or March 28, 2027. Of these warrants, (i) half of the warrants vested immediately upon execution of the Collaboration Agreement, to purchase 52,138 shares of the Company’s common stock and (ii) the remaining warrants will vest based on certain specified performance goals under the Collaboration Agreement. The fair value of the Collaboration Warrants upon issuance was $173.60 per warrant based on the closing price of the Company’s common stock on March 28, 2022, less the exercise price. The Collaboration Warrants are recorded as equity on the consolidated balance sheets.

Note 4—Property, Plant and Equipment
Major classes of property, plant and equipment, consisted of the following:

$ in thousands	Estimated Useful Lives in Years	March 31, 2025	December 31, 2024
Leasehold improvements	5 — 7	$36	$36
Computer equipment	2 — 3	2,003	2,019
Machinery, vehicles and other equipment	5 — 7	185	504
Furniture and fixtures	2	174	321
Total property, plant and equipment		2,398	2,880
Accumulated depreciation		(2,261)	(2,565)
Total property, plant and equipment, net		$137	$315
Depreciation expense for property, plant and equipment was $24 thousand and $0.4 million for the three months ended March 31, 2025 and 2024, respectively, and is recorded in selling, general and administrative (“SG&A”) expense with a portion allocated to cost of services revenue.
Asset Sales
During the second quarter of 2024, we began to sell assets, which were primarily located at our Manufacturing Facility as a result of the decision to close the facility. During the three months ended March 31, 2025, we received $54 thousand in proceeds from the sale of property, plant and equipment and recognized a loss of $0.1 million from disposal of assets, which is recorded in SG&A expense.

Note 5—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

$ in thousands	March 31, 2025	December 31, 2024
Payroll and other employee benefits	$506	$1,431
Professional fees	477	1,116
Research, development and project costs	5,053	5,616
Operating lease liabilities, current portion	974	2,550
Other accrued expenses	391	451
Total accrued expenses and other current liabilities	$7,401	$11,164

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements

Note 6—Leases
The Company has operating leases, primarily for real estate. There are no material residual value guarantees associated with any of the Company’s operating leases.
Pasadena, California. On May 23, 2021, we executed a seven-year lease for office space in Pasadena, California (the “Pasadena Office Lease”). The Pasadena Office Lease includes an early termination option at no cost, which we intend to exercise on May 31, 2026. During the three months ended March 31, 2025, we performed an impairment assessment of our Pasadena Office Lease due to continued workforce reductions and a decline in the market for subleases as the lease termination nears. We determined that the carrying value of the Pasadena Office Lease exceeded the fair value of the respective remaining lease term and recorded a right-of-use asset impairment of $0.9 million, which is included in impairment and other charges on our consolidated statements of operations.
Long Beach, California. Effective July 27, 2021, we executed a lease for manufacturing space in Long Beach, California (the “Long Beach Lease”) for five years. As security for the Company’s faithful performance of its obligations under the Long Beach Lease, a commercial bank issued an unconditional and irrevocable $1.5 million standby letter of credit payable to the lessor. Effective February 18, 2025, we executed a lease termination agreement for the Long Beach Lease, which resulted in a one-time termination fee of $0.8 million. In connection with the lease termination, the Company removed the remaining $1.5 million right-of-use asset and $2.8 million operating lease liabilities for the Long Beach Lease, and recognized a gain on termination of lease of $0.5 million. Further, pursuant to the terms of the lease termination, the cash collateralized $1.5 million standby letter of credit was released to the Company in March 2025.
The following table provides information on the amounts of our right-of-use assets and liabilities included on our consolidated balances sheets:

$ in thousands	Financial Statement Line	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	Operating lease right-of-use assets	$146	$2,831
Operating lease liabilities, current	Accrued expenses and other current liabilities	974	2,550
Operating lease liabilities, non-current	Operating lease liabilities, non-current	730	2,314
The weighted-average remaining lease terms and discount rates for the Company’s operating leases were as follows:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)	3.5	2.5
Weighted-average discount rate	10.5%	8.4%
The following table summarizes the supplemental cash flow information related to leases:

	Three Months Ended
	March 31,
$ in thousands	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$441	$690
Right-of-use assets obtained in exchange for new operating lease liabilities	—	132
Right-of-use assets removed upon lease termination	1,494	—

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
As of March 31, 2025, the maturities of our future undiscounted cash flows associated with our operating lease liabilities were as follows:

$ in thousands
2025 (remaining months)	$803
2026	603
2027	109
2030	111
2031	112
Thereafter	437
Total future lease payments	$2,175
Less: Imputed interest	(471)
Present value of future lease payments	$1,704

Note 7—Equity
Stockholders Rights Plan
On April 16, 2025, the Company entered into Amendment No. 3 to the Rights Agreement, dated as of April 16, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (as amended by that certain Amendment No. 1, dated as of April 16, 2024, and by that certain Amendment No. 2 dated as of December 17, 2024, the “Rights Agreement”) to extend the expiration date of the Rights Agreement until April 17, 2026, unless the Rights (as defined below) are earlier redeemed or exchanged by the Company. Under the Rights Agreement, the Company’s Board of Directors (the “Board”) declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of the Company’s common stock to the stockholders of record as of the close of business on April 28, 2023, and adopted a limited duration stockholder rights plan. The Rights will be exercisable only if a person or group (an “acquiring person”) acquires or launches a tender or exchange offer to acquire beneficial ownership (which includes certain synthetic equity interests) of 12.5% or more of the Company’s outstanding common stock (20% for certain passive institutional investors as described in the Rights Agreement) without the approval of the Board. Once the Rights become exercisable, each Right will entitle its holder (other than the acquiring person, whose rights will become void) to purchase for $26.40, subject to adjustment, additional shares of our common stock having a market value of twice such exercise price. In addition, the Rights Agreement has customary flip-over and exchange features.
Amendment No. 1 to the Rights Agreement, amended the definition of “acquiring person” to reflect the terms and conditions of the limited waiver previously granted by us to Nant Capital, LLC and certain of its affiliates, as previously disclosed on the Company’s Current Report on Form 8-K dated February 15, 2024.
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

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Note 8—Earnings (Loss) per Share
The calculation of basic and diluted earnings (loss) per share (“EPS”) were as follows:

	Three Months Ended
	March 31,
$ in thousands, except share and per share data	2025	2024
Numerator:
Net loss	$(6,359)	$(15,225)
Denominator:
Weighted-average common shares outstanding	6,099,299	5,952,672
Weighted-average impact of warrants (1)	70,788	68,320
Denominator for basic EPS – weighted-average shares	6,170,087	6,020,992
Effect of dilutive securities	—	—
Denominator for diluted EPS – weighted-average shares	6,170,087	6,020,992

EPS – Basic and Diluted	$(1.03)	$(2.53)
________________
(1)Warrants that have a $0.35 exercise price per common share are assumed to be exercised when vested because common shares issued for little consideration upon exercise are included in outstanding shares for the purposes of computing basic and diluted EPS.
The following securities were excluded from the calculation of EPS as their impact would be anti-dilutive:

	Three Months Ended
	March 31,
	2025	2024
Stock options	136,351	184,254
Shares issuable under the employee stock purchase plan	11,225	10,149
Unvested restricted stock units	362,591	278,242
Unvested warrants	63,037	64,530
Vested warrants	244,762	244,762

Note 9—Share-based Compensation
The Heliogen, Inc. 2021 Equity Incentive Plan aims to incentivize employees, directors and consultants who render services to the Company through the granting of stock awards, including stock options, stock appreciation right awards, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards, and other stock-based awards.
The following table summarizes our share-based compensation expense by the affected line on our consolidated statements of operations:

	Three Months Ended
	March 31,
$ in thousands	2025	2024
Cost of services revenue	$—	$47
Selling, general and administrative	459	878
Research and development	(53)	361
Total share-based compensation expense	$406	$1,286

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
The following table summarizes our share-based compensation expense by grant type:

	Three Months Ended
	March 31,
$ in thousands	2025	2024
Stock options	$68	$129
Restricted stock units	335	1,148
Employee stock purchase plan	3	9
Total share-based compensation expense	$406	$1,286
Stock Options
The following table summarizes the Company’s stock option activity:

$ in thousands, except share and per share data	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Outstanding balance as of December 31, 2024	162,927	$9.64	3.95	$—
Forfeited	(432)	67.16
Expired	(26,144)	6.30
Outstanding balance as of March 31, 2025	136,351	$10.10	3.91	$—
Exercisable as of March 31, 2025	136,254	$10.05	3.91	$—
Restricted Stock Units
The following table summarizes the Company’s RSU award activity:

	Number of Shares	Weighted Average Grant Date Fair Value ($)
Unvested as of December 31, 2024	458,495	$11.97
Vested	(31,205)	30.77
Forfeited	(64,699)	9.45
Unvested as of March 31, 2025	362,591	$10.80
As of March 31, 2025, the unrecognized compensation cost related to unvested RSU awards was $1.9 million which is expected to be recognized over a weighted-average period of 1.8 years.

Note 10—Impairment and Other Charges
Impairment and other charges consisted of the following:

	Three Months Ended
	March 31,
$ in thousands	2025	2024
Operating lease right-of-use asset	$861	$—
Manufacturing Facility closing costs	112	—
Severance costs	182	32
Total impairment and other charges	$1,155	$32

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Right-of-Use Asset Impairment
During the three months ended March 31, 2025, we recorded a right-of-use asset impairment of $0.9 million associated with the Pasadena Office Lease. Refer to Note 6—Leases—Pasadena, California for additional information.
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
During the three months ended March 31, 2025, the Company incurred $0.1 million of costs associated with the lease termination in connection to the targeted plan, bringing the total impairment and other charges incurred since May 2024 to $5.2 million. Refer to Part II, Item 8, Note 13—Impairments and Other Charges—Manufacturing Facility Closure in our Annual Report for additional information about the impairment and other charges recorded during the year ended December 31, 2024.
As of December 31, 2024, the Company had a liability of $0.3 million associated with closing the Manufacturing Facility, which was included in accrued expenses and other current liabilities on our consolidated balance sheets and was fully paid on the effective date of the Long Beach Lease termination in February 2025.
Reorganization Costs
During the three months ended March 31, 2025 and 2024, we recorded severance costs of $0.2 million and $32 thousand, respectively, related to employee severance and related benefits. As of March 31, 2025, we had $0.3 million accrued for employee severance and related benefits, which is included in accrued expenses and other current liabilities on our consolidated balance sheets.

Note 11—Income Taxes
We calculate our quarterly tax provision pursuant to the guidelines in Accounting Standards Codification (“ASC”) 740, Income Taxes. ASC 740 requires companies to estimate the annual effective tax rate for current year ordinary income. The estimated annual effective tax rate represents the Company’s estimate of the tax provision in relation to the best estimate of pre-tax ordinary income or loss. The estimated annual effective tax rate is then applied to year-to-date ordinary income or loss to calculate the year-to-date interim tax provision. The relationship between our income tax provision or benefit and our pre-tax book income or loss can vary significantly from period to period considering, among other factors, the overall level of pre-tax book income or loss and changes in the blend of jurisdictional income or loss that is taxed at different rates and changes in valuation allowances. The income tax provision was $2 thousand and $2 thousand for the three months ended March 31, 2025 and 2024, respectively. Any income tax benefit associated with the pre-tax loss for the three months ended March 31, 2025 and 2024, resulting primarily from the U.S. jurisdiction, is offset by a full valuation allowance.
The Company is under audit by the Internal Revenue Services for the year ended December 31, 2022. We believe that we have made adequate provision for all income tax uncertainties.

Heliogen, Inc.
Notes to the Unaudited Consolidated Financial Statements
Note 12—Commitments and Contingencies
From time to time, we are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims and other miscellaneous claims. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our unaudited consolidated financial statements as of and for the three months ended March 31, 2025.

Note 13—Segment Reporting
We manage our business on a consolidated basis and operate as one operating segment, which includes all activities related to our concentrated solar energy technology and thermal energy storage. Our chief operating decision maker (“CODM”) is our chief executive officer. The CODM reviews consolidated operating expenses, as presented on our consolidated statements of operations, to measure segment profit or loss, alongside with cash and cash equivalents, as presented on our consolidated balance sheets. In addition to the significant expense categories presented on our consolidated statements of operations, the CODM reviews the SG&A and R&D expenses on a more disaggregated level.
The CODM uses these financial metrics to allocate resources on a consolidated basis, which enables the CODM to assess both the overall level of resources available and optimize distribution of resources across functions and R&D programs in line with our long-term strategic goals. The CODM does not evaluate our operating segment using total assets information.
The following table provides information about disaggregated SG&A expenses:

	Three Months Ended
	March 31,
$ in thousands	2025	2024
Employee compensation, excluding share-based compensation	$2,247	$4,211
Share-based compensation	459	878
Other selling, general and administrative (1)	1,932	7,266
Total selling, general and administrative	$4,638	$12,355
________________
(1)Other SG&A expense primarily consists of professional and consulting fees, facilities and other related costs and other administrative expenses.
The following table provides information about disaggregated R&D expenses:

	Three Months Ended
	March 31,
$ in thousands	2025	2024
Employee compensation, excluding share-based compensation	$797	$2,493
Share-based compensation	(53)	361
Other research and development (1)	344	937
Total research and development	$1,088	$3,791
________________
(1)Other R&D expense primarily consists of direct R&D costs, prototyping and testing expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis (“MD&A”) provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion includes forward-looking statements that involve risks, uncertainties and assumptions, including those described in “Cautionary Note Regarding Forward-Looking Statements” included in the fore-part in this Quarterly Report on Form 10-Q (our “Quarterly Report”) and included in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report”), as filed with the Securities and Exchange Commission on March 27, 2025.
The following MD&A should be read in conjunction with our unaudited consolidated financial statements and related notes included in Part I Item 1 in this Quarterly Report and our audited consolidated financial statements as of December 31, 2024, included in our Annual Report.
Overview
Heliogen, Inc. and its subsidiaries (collectively, “Heliogen,” the “Company,” “we,” “us,” or “our”) is a renewable energy technology company focused on delivering round-the-clock, low-carbon energy production, using concentrated sunlight and thermal energy storage to deliver cost-effective, load-following, high-capacity factor thermal and electric energy.
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
Certain Factors Affecting our Financial Results
Capella Project. In March 2022, we entered into a commercial-scale demonstration agreement (“CSDA”) to engineer and construct a 5 MW commercial-scale concentrated solar energy facility (the “Capella Project”) with Woodside Energy USA Inc. (“Woodside”) in Mojave, California and received an award from the United States Department of Energy (the “DOE Award”) to support the Capella Project.
In the fourth quarter of 2023, we adjusted the Capella Project estimate after completing the front-end engineering and design phase and in January 2024, we executed a change order to the CSDA with Woodside that extended the expected completion date for the Capella Project in order to provide us more time for value engineering to explore additional cost saving and funding opportunities.
In the fourth quarter of 2024, after completing value engineering for the next phase of the Capella Project, Heliogen and Woodside decided not to pursue construction of the facility due to escalated costs. Effective December 2024, we received notice of termination of the CSDA from Woodside and the Capella Project was canceled. As a result of the cancellation of the Capella Project, we began the process to close out the DOE Award, which is still underway as of March 31, 2025. As a result, our financial statements reflect no revenue or costs of revenue during the three months ended March 31, 2025 as compared to the same period in 2024.
Manufacturing Facility Closure. In May 2024, we implemented a targeted plan, which included a workforce reduction, the closing of our manufacturing facility in Long Beach, California, (the “Manufacturing Facility”) and a reduction in third-party costs. In February 2025, we terminated the lease for the Manufacturing Facility. As a result, our financial statements reflect reductions in facility costs and operating expenses during the three months ended March 31, 2025 as compared to the same period in 2024.

During the three months ended March 31, 2025, the Company incurred $0.1 million of costs associated with the lease termination in connection to the targeted plan, bringing the total impairment and other charges incurred since May 2024 to $5.2 million, which consisted of $1.2 million of costs associated with closing our Manufacturing Facility, including a right-of-use asset impairment and other related costs, $3.4 million of other asset impairment charges and $0.6 million of employee transition, severance payments and related benefits.
R&D Facility. In the fourth quarter of 2024, we closed our R&D facility in Lancaster, California. As a result, our financial statements reflect a reduction in R&D expenses during the three months ended March 31, 2025 as compared to the same period in 2024.
Texas Steam Plant. In October 2023, we executed a land lease in Plains, Texas and initiated construction on a Heliogen steam plant in the Permian Basin (the “Texas Steam Plant”). During the year ended December 31, 2024, we made progress toward mechanical completion, however, in the fourth quarter, we made the decision to halt construction of the Texas Steam Plant. As a result, our financial statements reflect a reduction in R&D expenses during the three months ended March 31, 2025 as compared to the same period in 2024.
Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended
	March 31,
$ in thousands	2025	2024	$ Change	% Change
Revenue:
Services revenue	$—	$954	$(954)	(100)%
Grant revenue	—	574	(574)	(100)%
Total revenue	—	1,528	(1,528)
Cost of revenue:
Cost of services revenue (including depreciation)	—	903	(903)	(100)%
Cost of grant revenue	—	574	(574)	(100)%
Gross profit	—	51	(51)

Operating expenses:
Selling, general and administrative	4,638	12,355	(7,717)	(62)%
Research and development	1,088	3,791	(2,703)	(71)%
Impairment and other charges	1,155	32	1,123	3,509%
Operating loss	(6,881)	(16,127)	9,246

Interest income	300	683	(383)	(56)%
Loss on warrant remeasurement	(3)	(24)	21	(88)%
Other income, net	227	245	(18)	(7)%
Net loss before taxes	(6,357)	(15,223)	8,866
Provision for income taxes	(2)	(2)	—	—%
Net loss	$(6,359)	$(15,225)	$8,866
Revenue and Gross Profit
During the three months ended March 31, 2025, we did not recognize any revenue or cost of revenue, as we did not have any active revenue generating projects at the time. We are continuing to undergo a significant transition as we prioritize commercial deployment of our energy solutions with a technology-centric business model.

During the three months ended March 31, 2024, we recognized services revenue of $1.0 million, which consisted of $0.5 million of project revenue associated with the Capella Project and $0.4 million of revenue for engineering services performed during the period. During the three months ended March 31, 2024, we recognized grant revenue of $0.6 million for costs incurred during the period to support the Capella Project that were reimbursable under the DOE Award.
Selling, General and Administrative
The following table summarizes selling, general and administrative (“SG&A”) expenses:

	Three Months Ended
	March 31,
$ in thousands	2025	2024	$ Change
Employee compensation, excluding share-based compensation	$2,247	$4,211	$(1,964)
Share-based compensation	459	878	(419)
Other selling, general and administrative	1,932	7,266	(5,334)
Total selling, general and administrative	$4,638	$12,355	$(7,717)
During the three months ended March 31, 2025, we recognized SG&A expense of $4.6 million, a decrease of $7.7 million compared to SG&A expense of $12.4 million for the three months ended March 31, 2024. The decrease was primarily driven by a decrease of $5.3 million in other SG&A expense primarily driven by a decrease in professional and consulting fees, facility costs and other discretionary spending as we focused on reducing third-party costs. Additionally, there was a decrease of $2.0 million in employee compensation primarily due to workforce reductions and a decrease of $0.4 million in share-based compensation expense due to forfeitures.
Research and Development
The following table summarizes R&D expenses:

	Three Months Ended
	March 31,
$ in thousands	2025	2024	$ Change
Employee compensation, excluding share-based compensation	$797	$2,493	$(1,696)
Share-based compensation	(53)	361	(414)
Other research and development	344	937	(593)
Total research and development	$1,088	$3,791	$(2,703)
During the three months ended March 31, 2025, we recognized R&D expense of $1.1 million, a decrease of $2.7 million compared to R&D expense of $3.8 million for the three months ended March 31, 2024. The decrease was primarily driven by a decrease of $1.7 million in employee compensation primarily due to workforce reductions, a decrease of $0.6 million in other R&D expense as we focused spending on strategic R&D projects and a decrease of $0.4 million in share-based compensation expense due to forfeitures.
Impairment and Other Charges
During the three months ended March 31, 2025, we recognized impairment and other charges of $1.2 million, consisting of a right-of-use asset impairment of $0.9 million associated with the office lease in Pasadena, California, $0.2 million of employee severance and related benefits and $0.1 million of costs associated with closing our Manufacturing Facility.
During the three months ended March 31, 2024, we recognized impairment and other charges of $32 thousand for employee severance and related benefits.

Interest Income
During the three months ended March 31, 2025, we recognized interest income of $0.3 million, a decrease of $0.4 million compared to interest income of $0.7 million for the three months ended March 31, 2024. The decrease is primarily attributable to a decrease in our cash equivalent balances held in high interest yield accounts.
Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents, which are short-term in duration and highly liquid, and cash receipts from customers and government grants. Our principal uses of cash are expenditures related to project development and completion, as well as R&D and SG&A expenditures in support of our technology development and operational support. As of March 31, 2025 and April 30, 2025, the Company had liquidity of $30.1 million and $28.4 million, respectively, consisting of cash and cash equivalents and no debt.
Going Concern
The accompanying financial statements have been prepared assuming we will continue as a going concern. As of March 31, 2025, our liquidity was $30.1 million and we had an accumulated deficit of $412.0 million. During the three months ended March 31, 2025, we incurred a net loss of $6.4 million and used cash in operations of $8.4 million. We expect to continue to generate operating losses and have significant cash outflows from operating activities for at least the next few years. Based on our liquidity position as of March 31, 2025 and our current forecast of operating results and cash flows, we anticipate that we may not have sufficient resources to fund our cash obligations for the next 12 months after the issuance date of this Quarterly Report. These factors raise substantial doubt about our ability to continue as a going concern. We have evaluated the conditions discussed above and we are taking various steps in an effort, to alleviate them, including the following actions.
In the second quarter of 2024, we made the strategic decision to implement a targeted plan, which included a workforce reduction, the closing of our Manufacturing Facility, and a reduction in third-party costs. In February 2025, we terminated the lease for the Manufacturing Facility. These actions were intended to further reduce structural costs and operating expenses and better align our operating structure for commercialization with a technology-centric business model.
In the fourth quarter of 2024, in an effort to conserve cash and in light of the shifting landscape following the United States presidential election, we made the decision to halt construction of our Texas Steam Plant and close our R&D facility. Furthermore, in December 2024, after completing value engineering for the next phase of the Capella Project, Heliogen and Woodside decided not to pursue construction of the facility due to escalated costs.
We plan to continue to explore cost saving opportunities, while also engaging with a financial advisor to explore and evaluate strategic transactions, which could include, among other things, acquisitions, divestitures, a merger or sale and partnerships.
No assurance can be given that any future strategic transactions will be completed on terms that are satisfactory to us, if at all. If we are unable to effectively implement any of our plans, we may be forced to delay, reduce or eliminate more of our commercialization efforts, product expansion or R&D programs and our business, financial condition and results of operations could be materially and adversely affected. Assuming no additional funding and based on our current operating and development plans, we expect that existing liquidity as of the date of this filing will be sufficient to fund currently anticipated operating expenses into the second quarter of 2026.

Summary of Cash Flows
The following table provides a summary of our cash flows:

	Three Months Ended
	March 31,
$ in thousands	2025	2024
Net cash used in operating activities	$(8,430)	$(14,313)
Net cash provided by investing activities	54	9,850
Net cash used in financing activities	(9)	(17)
Net Cash from Operating Activities. Net cash used in operating activities was $8.4 million for the three months ended March 31, 2025 compared to net cash used in operating activities of $14.3 million for the three months ended March 31, 2024. The $5.9 million decrease in the net cash used in operating activities was primarily driven by reductions in headcount and discretionary spending as we focused on cost saving opportunities.
Net Cash from Investing Activities. Net cash provided by investing activities was $54 thousand for the three months ended March 31, 2025 compared to net cash provided by investing activities of $9.9 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, we received proceeds from the sale of property, plant and equipment of $54 thousand. For the three months ended March 31, 2024, we received proceeds from the maturities of available-for-sale securities of $10.0 million, partially offset by capital expenditures of $0.2 million.
Net Cash from Financing Activities. Net cash used in financing activities was $9 thousand and $17 thousand for the three months ended March 31, 2025 and 2024, respectively, related to taxes for net-share settlement of share-based compensation.
Cash Requirements
Our material cash requirements from known contractual and other obligations consist of our long-term operating leases, which are primarily for real estate. Refer to Note 6—Leases for additional information regarding maturity analysis of our operating leases.
Critical Accounting Estimates
There have been no material changes to our discussion of critical accounting estimates from those set forth in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses in our internal control over financial reporting described in our Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting
Other than executing upon the implementation of the remediation measures described in our Annual Report and the associated changes to our internal control over financial reporting, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
Information relating to various commitments and contingencies is described in Note 12—Commitments and Contingencies to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Trading Arrangements
During the three months ended March 31, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Heliogen, Inc.	8-K	001-40209	3.1	January 6, 2022
3.2	Certificate of Amendment of Certificate of Incorporation of Heliogen, Inc., dated August 31, 2023.	8-K	001-40209	3.1	August 31, 2023
3.3	Second Amended and Restated Bylaws of Heliogen, Inc.	10-Q	001-40209	3.2	November 8, 2022
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Heliogen, Inc.	8-K	001-40209	3.1	April 17, 2023
4.1	Rights Agreement, dated as of April 16, 2023, between Heliogen, Inc. and Continental Stock Transfer & Trust Company, as rights agent.	8-K	001-40209	4.1	April 17, 2023
4.2	Amendment No. 1, dated as of April 16, 2024, to Rights Agreement, dated as of April 16, 2023, by and between Heliogen, Inc. and Continental Stock Transfer & Trust Company, as rights agent.	8-K	001-40209	4.1	April 16, 2024
4.3	Amendment No. 2, dated as of December 17, 2024, to Rights Agreement, dated as of April 16, 2023, by and between Heliogen, Inc. and Continental Stock Transfer & Trust Company, as rights agent.	8-K	001-40209	4.1	December 17, 2024
4.4	Amendment No. 3, dated as of April 15, 2025, to Rights Agreement, dated as of April 16, 2023, by and between Heliogen, Inc. and Continental Stock Transfer & Trust Company, as rights agent.	8-K	001-40209	4.1	April 15, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2025.

Heliogen, Inc.

By:	/s/ Christiana Obiaya
Christiana Obiaya
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Phelps Morris
Phelps Morris
Chief Financial Officer (Principal Financial Officer)
.